Form 10QSB
period 2004-05-31
SALMON EXPRESS INC
filed 2004-08-13
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For  the  quarterly  period  ended  May  31,  2004

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For  the  transition  period  from  _________ to ___________

                    Commission  File  Number:  333-111996

                               SALMON EXPRESS INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                              98-0228169
          ------                                              ----------
(State or other jurisdiction of incorporation                (IRS  Employer
or organization)                                          Identification  No.)



                  6604 Topaz Drive, Vernon, BC, Canada, V1H 1N8
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  (250)558-0991
                                  -------------
                           (Issuer's telephone number)

    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [  ]  No  [X]

The number of shares outstanding of Registrant's common stock as of August 6, 2004 was: 15,040,000.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.
                                     -2-

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2004

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------



PAGE.       5  BALANCE SHEETS AS OF MAY 31, 2004 (UNAUDITED) AND NOVEMBER 30, 2003

PAGE.       6  STATEMENTS OF OPERATIONS (UNAUDITED)

PAGE.       7  STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

PAGE.       8  STATEMENTS OF CASH FLOWS (UNAUDITED)

PAGES  9 - 14  NOTES TO FINANCIAL STATEMENTS

                                      -4-

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  MAY 31, 2004
                              AND NOVEMBER 30, 2003
                              ---------------------

                                     ASSETS
                                    --------

                                                  May 31,    November 30,
                                                    2004         2003
                                                  ---------  --------------
                                                 (Unaudited)


CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . .  $  5,249   $      14,429
                                                  ---------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $  5,249   $      14,429
-------------                                     =========  ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities. . . . . . . . . . . . . .  $  2,500   $           -
                                                  ---------  --------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . .     2,500               -
                                                  ---------  --------------



STOCKHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000 shares
    authorized, 15,040,000 shares issued
      and outstanding. . . . . . . . . . . . . .    25,000          25,000
  Deficit accumulated during development stage .   (22,251)        (10,571)
                                                  ---------  --------------
Total stockholders' equity . . . . . . . . . . .     2,749          14,429
                                                  ---------  --------------

TOTAL LIABILITIES AND
------------------------------------------------
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $  5,249   $      14,429
------------------------------------------------  =========  ==============

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                             MAY 31, 2004 AND 2003,
              AND FOR THE PERIOD FROM FEBRUARY 20, 2003 (INCEPTION)
                              THROUGH MAY 31, 2004
                              --------------------




                                 Three months                   Six months          Cumulative
                                 Ended May 31,                 Ended May 31,           Since
                            2004             2003            2004         2003       Inception
                       ---------------  ---------------  ------------  -----------  ------------

REVENUES. . . . . . .  $            -   $            -   $         -   $        -   $         -
                       ---------------  ---------------  ------------  -----------  ------------

EXPENSES:
General and
  administrative. . .             975              710         2,180          710         7,237
Professional fees . .           4,500                -         9,500            -        15,014
                       ---------------  ---------------  ------------  -----------  ------------
Total expenses. . . .           5,475              710        11,680          710        22,251
                       ---------------  ---------------  ------------  -----------  ------------

NET LOSS. . . . . . .  $       (5,475)  $         (710)  $   (11,680)  $     (710)  $   (22,251)
--------               ===============  ===============  ============  ===========  ============

Net loss per share -
   basic and diluted.  $            -   $            -   $         -   $        -   $         -
                       ===============  ===============  ============  ===========  ============
Weighted average
  number of shares
  Outstanding -
  basic and diluted        15,040,000        9,158,968    15,040,000    9,158,968    12,578,549
                       ===============  ===============  ============  ===========  ============

                      See accompanying notes to the financial statements.


                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        FEBRUARY 20, 2003 (INCEPTION) TO
                                  MAY 31, 2004
                                  ------------


                                                              Deficit
                                                            Accumulated
                                                              During
                                        Common stock        Development
                                    Shares        Amount       Stage      Total
                                 ------------  ------------  ---------  ---------



Common stock issued at
  $0.0005 per share, March 2003    10,000,000  $      5,000  $      -   $  5,000

Common stock issued at
  $0.002 per share, April 2003.     1,250,000         2,500         -      2,500

Common stock issued at
  $0.002 per share, May 2003. .     3,750,000         7,500         -      7,500

Common stock issued at
  $0.25 per share, July 2003. .        40,000        10,000         -     10,000
Net loss for the period . . . .             -             -   (10,571)   (10,571)
                                 ------------  ------------  ---------  ---------
BALANCE:
-------------------------------
  NOVEMBER 30, 2003 . . . . . .    15,040,000        25,000   (10,571)    14,429
-------------------------------

Net loss for the period . . . .             -             -   (11,680)   (11,680)
                                 ------------  ------------  ---------  ---------

BALANCE (UNAUDITED):
-------------------------------
  MAY 31, 2004. . . . . . . . .    15,040,000  $     25,000  $(22,251)  $  2,749
-------------------------------  ============  ============  =========  =========

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2003,
                             AND FOR THE PERIOD FROM
                        FEBRUARY 20, 2003 (INCEPTION) TO
                                  MAY 31, 2004
                                  ------------

                                                            Six months          Cumulative
                                                           Ended May 31,           Since
                                                      2004            2003       Inception
                                                 ---------------  ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . .  $      (11,680)  $      (710)  $  (22,251)
  Changes in operating assets and liabilities:
  Accrued liabilities . . . . . . . . . . . . .           2,500             -        2,500
                                                 ---------------  ------------  -----------

  Cash flows used in operations . . . . . . . .          (9,180)         (710)     (19,751)
                                                 ---------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from common
    stock subscriptions . . . . . . . . . . . .               -        15,000       25,000
                                                 ---------------  ------------  -----------

  Cash flows provided by
    financing activities. . . . . . . . . . . .               -        15,000       25,000
                                                 ---------------  ------------  -----------

NET INCREASE (DECREASE)
  IN CASH . . . . . . . . . . . . . . . . . . .          (9,180)       14,290        5,249

CASH - BEGINNING OF
  PERIOD. . . . . . . . . . . . . . . . . . . .          14,429             -            -
                                                 ---------------  ------------  -----------

CASH - END OF PERIOD. . . . . . . . . . . . . .  $        5,249   $    14,290   $    5,249
-----------------------------------------------  ===============  ============  ===========

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------


NOTE  1     BACKGROUND
-------     ----------

Salmon Express Inc. (the "Company") was formed and incorporated in the State of Nevada on February 20, 2003 and is a development stage company with no revenues since its inception. The Company intends to be a supplier of quality Alaskan salmon products. The Company has developed a system of processing (flash freezing and cryo-vacuum packaging) and distribution of salmon from the North Pacific Ocean. The Company plans to begin commercial business operation in 2004.

Since its inception, the Company has been dependant upon the proceeds of stock sales from its stockholders to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be a commercial success. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

The  Company  has  elected  November  30  as  its  fiscal  year  end.

NOTE  2     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------     -----------------------------------------------------------------

(A)  DEVELOPMENT  STAGE  ENTERPRISE
-----------------------------------

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company have been considered as part of the Company's development stage activities.

(B)  BASIS  OF  PRESENTATION  OF  UNAUDITED  FINANCIAL  INFORMATION
-------------------------------------------------------------------

The accompanying unaudited financial statements as of May 31, 2004 and for the six months then ended have been prepared in conformity with accounting principles generally accepted in the United States of America and regulation S-B for interim financial information and should be read in conjunction with the audited November 30, 2003 financial statements and notes thereto. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2004 are not necessary indicative of the result that may be expected for the year ending November 30, 2004.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at May 31, 2004, the results of operations for the three and six months ended May 31, 2004 and 2003, and cash flows for the six months ended May 31, 2004 and 2003. The balance sheet as of November 30, 2003 is derived from the Company's audited financial statements.

(C)  USE  OF  ESTIMATES
-----------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)  LOSS  PER  COMMON  SHARE
-----------------------------

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation of diluted loss per share, because their effect would be anti-dilutive. There are no common stock equivalents outstanding as of May 31, 2004 and November 30, 2003.

(E)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
---------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("Statement No. 144"). This pronouncement superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("Statement No. 121") and was required to be adopted on January 1, 2002.

Statement No. 144 retained the fundamental provisions of Statement No. 121 as it related to assets to be held and used and assets to be sold. Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related asset are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependant upon future uncertain events and conditions and accordingly, the actual timing and amount realized by the Company may be materially different from their estimated value.

(F)  RECENT  ACCOUNTING  PRONOUNCEMENTS
---------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". In December 2003, FASB issued a revised version of FIN46 (FIN46R) that replaced the original FIN46. Interpretation of No. 46R addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity: (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation of No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation of No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date included those entities to which Interpretation 46 has previously been applied. However, prior to the required application of Interpretation of No. 46, a public entity that is a small business issuer shall apply purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for a proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statements No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's financial position of results of operations.

(G)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

The carrying amounts of the Company's financial instruments, which is comprised of cash and accrued liabilities at May 31, 2004, approximates their fair values due to the short term nature of these instruments.

NOTE  3     GOING  CONCERN
-------     --------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues or business operations and incurred a net loss of $11,680 and negative cash flow from operations of $9,180 for the period ended May 31, 2004 and has an accumulated deficit of $22,251. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Funds received from the Company's private offerings have provided the Company with enough funds to execute the initial stages of the Company's business plan which includes the initial development of the Company's internet web site and 1-800 ordering service, the Company's product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors in the region the Company intends to market. Under currently anticipated budgetary constraints, and assuming the Company fails to generate any revenues in its first year of operation commencing in 2004, the Company anticipates that it will have an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels established with high quality salmon products distributors, and several salmon express products available, in various packaging schemes, for order and fast delivery.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
                    -----------------------------------------

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $50,000. We plan on obtaining this operating capital from our own available funds, and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. The cash on hand we have at the present time will sustain the operations of Salmon Express for approximately four months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Cautionary  Statement  Regarding  Forward-looking  Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Business  Plan  for  Next  12  Months

We plan to commence operations slowly over the first year, starting sometime in the fourth quarter of 2004. Our initial commencement of operations will involve the functioning of our three streams for generating revenue: the sale and delivery of salmon products through our website salmonx.com; the sale and delivery of salmon products through our 1-800 phone line; and the sale and delivery of other seafood products when in season through both the web site and the 1-800 phone line. At the commencement of operations we will have established distribution channels to meet any orders we receive. We do not intend to establish an inventory until we have engaged in our marketing strategy for a period of several months. In the future, based on initial demand trends and early market response, we may obtain cold storage space (suitable for holding flash frozen seafood products) and establish an inventory of Salmon
Express products. Ultimately, once we can predict demand, establishing an inventory will improve our ability to obtain whole-sale prices for seafood products and make quality control and delivery more efficient. We intend to maintain good relationships with a number of salmon suppliers in our target geographic region so that our inventory can be maintained, diminished or increased depending on initial consumer response.

At the commencement of operations we intent to make Salmon Express Inc. known to our target niche customers by way of high-quality brochures sent directly to them. These brochures will highlight the superior quality of our product, the products available, ordering information and prices. We may send product samples to the extent revenues will allow. We will also market Salmon Express products through our internet web-site, which will use pictures, slogans and various search engine hit maximization strategies to market our product platform.

The initial version of a Salmonx.com web site is complete and fully functional with more advanced versions to follow as financing permits. The total cost for the initial web site was approximately $1,500. We have made arrangements with our current designer to maintain our website at a cost of $30 per hour.

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our internet web site and 1-800 ordering service, our product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors in the region we intend to market. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in our first year of operation commencing in 2004, we anticipate that we will have an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels established with high quality salmon products distributors, and several salmon express products available, in various packaging schemes, for order and fast delivery.

Liquidity  and  Capital  Resources

At May 31, 2004, the Company had no revenues or business operations and incurred a net loss of $11,680 and negative cash flow from operations of $9,180 for the period ended May 31, 2004 and has an accumulated deficit of $22,251. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $50,000. We will pay for the costs of this offering which we have estimated to be approximately $21,102. These costs constitute a portion of the $50,000 that we will need over the next 12 months. We plan on obtaining this operating capital from our own available funds, and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. Mr. Smith's agreement to loan Salmon Express up to $50,000 is in writing. The cash on hand we have at the present time will sustain the operations of Salmon Express for approximately four months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

Recent  Accounting  Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation of No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided though other interest that will absorb some or all of the expected losses of the entity: (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation of No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation of No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date included those entities to which Interpretation 46 has previously been applied. However, prior to the required application of Interpretation of No. 46, a public entity that is a small business issuer shall apply purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for a proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statements No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's financial position of results of operations.

Item  3.  Controls  and  Procedures.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company'' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)  Reports  on  Form  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALMON  EXPRESS  INC.


By:  /s/ Pete Smith
     --------------------------------
     Pete  Smith
     CEO  and  CFO
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)

     Date:     August  13,  2004