Form 10QSB
period 2004-08-31
SALMON EXPRESS INC
filed 2004-10-13
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For  the  quarterly  period  ended  August  31,  2004

(  )    Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
        Exchange  Act  of  1934

              For  the  transition  period  from  _________ to ___________

                    Commission  File  Number:  333-111996

                               SALMON EXPRESS INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                           98-0228169
            ------                                           ----------
(State  or  other  jurisdiction  of                        (IRS  Employer
incorporation or organization)                           Identification  No.)



                  6604 Topaz Drive, Vernon, BC, Canada, V1H 1N8
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  (250)558-0991
                                  -------------
                           (Issuer's telephone number)
       __________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]  No  [ ]

The  number  of  shares outstanding of Registrant's common stock as of September
30,  2004  was:  15,040,000.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004

                                    UNAUDITED

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------





PAGE.     F-3  BALANCE SHEETS AS OF AUGUST 31, 2004 (UNAUDITED) AND
               NOVEMBER 30, 2003

PAGE.     F-4  STATEMENTS OF OPERATIONS (UNAUDITED)

PAGE.     F-5  STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

PAGE.     F-6  STATEMENTS OF CASH FLOWS (UNAUDITED)

PAGES     F-7  NOTES TO FINANCIAL STATEMENTS

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      AUGUST 31, 2004 AND NOVEMBER 30, 2003
                                    UNAUDITED
                                    ---------


                                     ASSETS
                                     ------




                                                  August 31,    November 30,
                                                     2004            2003
                                                  ------------  --------------
        (Unaudited)


CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . .  $    11,687   $      14,429
                                                  ------------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $    11,687   $      14,429
------------------------------------------------  ============  ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities. . . . . . . . . . . . . .  $     5,843   $           -
  Loan from shareholder. . . . . . . . . . . . .       10,000               -
                                                  ------------  --------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . .       15,843               -
                                                  ------------  --------------
STOCKHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000 shares
    authorized, 15,040,000 shares issued
      and outstanding. . . . . . . . . . . . . .       25,000          25,000
  Deficit accumulated during development stage .      (29,156)        (10,571)
                                                  ------------  --------------
Total stockholders' equity . . . . . . . . . . .       (4,156)         14,429
                                                  ------------  --------------

TOTAL LIABILITIES AND
------------------------------------------------
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $    11,687   $      14,429
------------------------------------------------  ============  ==============

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                            AUGUST 31, 2004 AND 2003,
              AND FOR THE PERIOD FROM FEBRUARY 20, 2003 (INCEPTION)
                             THROUGH AUGUST 31, 2004
                                    UNAUDITED
                                    ---------


                                    Three months                Nine months         Cumulative
                                   Ended August 31,           Ended August 31,        Since
                                2004           2003         2004          2003      Inception
                            ------------  ------------  ------------  ------------  ----------

REVENUES . . . . . . . . .  $         -   $         -   $         -   $         -   $      -
                            ------------  ------------  ------------  ------------  ---------

EXPENSES:
General and administrative        6,205         1,224         8,385         1,934     13,442
Professional fees. . . . .          700             -        10,200             -     15,714
                            ------------  ------------  ------------  ------------  ---------
Total expenses . . . . . .        6,905         1,224        18,585         1,934     29,156
                            ------------  ------------  ------------  ------------  ---------

NET LOSS . . . . . . . . .  $    (6,905)  $    (1,224)  $   (18,585)  $    (1,934)  $(29,156)
--------------------------  ============  ============  ============  ============  =========

Net loss per share - basic
    and diluted. . . . . .  $         -   $         -   $         -   $         -
                            ============  ============  ============  ============
Weighted average number
   of shares Outstanding -
   basic and diluted . . .   15,040,000    15,021,389    15,040,000    11,201,004
                            ============  ============  ============  ============

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        FEBRUARY 20, 2003 (INCEPTION) TO
                                 AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

                                                              Deficit
                                                            Accumulated
                                       Common stock           During
                                       ------------         Development
                                    Shares        Amount       Stage      Total
                                 ------------  ------------  ---------  ---------



Common stock issued at
  $0.0005 per share, March 2003    10,000,000  $      5,000  $      -   $  5,000

Common stock issued at
  $0.002 per share, April 2003.     1,250,000         2,500         -      2,500

Common stock issued at
  $0.002 per share, May 2003. .     3,750,000         7,500         -      7,500


Common stock issued at
  $0.25 per share, July 2003. .        40,000        10,000         -     10,000
Net loss for the period . . . .             -             -   (10,571)   (10,571)
                                 ------------  ------------  ---------  ---------
BALANCE:
-------------------------------
  NOVEMBER 30, 2003 . . . . . .    15,040,000        25,000   (10,571)    14,429
-------------------------------

Net loss for the period . . . .             -             -   (18,585)   (18,585)
                                 ------------  ------------  ---------  ---------

BALANCE (UNAUDITED):
-------------------------------
  AUGUST 31, 2004 . . . . . . .    15,040,000  $     25,000  $(29,156)  $ (4,156)
-------------------------------  ============  ============  =========  =========

               See accompanying notes to the financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND 2003,
                             AND FOR THE PERIOD FROM
                        FEBRUARY 20, 2003 (INCEPTION) TO
                                 AUGUST 31, 2004
                                    UNAUDITED
                                    ---------





                                                          Nine months             Cumulative
                                                        Ended August 31,             Since
                                                         2004           2003       Inception
                                                 ------------------  ------------  -----------



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss. . . . . . . . . . . . . . . . . . .  $         (18,585)  $    (1,934)  $  (29,156)
  Changes in operating assets and liabilities:
  Accrued liabilities . . . . . . . . . . . . .              5,843             -        5,843
                                                 ------------------  ------------  -----------

  Cash flows used in operations . . . . . . . .            (12,742)       (1,934)     (23,313)
                                                 ------------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from common
    stock subscriptions . . . . . . . . . . . .                  -        25,000       25,000
  Proceeds of loan from shareholder . . . . . .             10,000             -       10,000
                                                 ------------------  ------------  -----------
  Cash flows provided by
    financing activities. . . . . . . . . . . .             10,000        25,000       35,000
                                                 ------------------  ------------  -----------

NET INCREASE (DECREASE)
  IN CASH . . . . . . . . . . . . . . . . . . .             (2,742)       23,066       11,687

CASH - BEGINNING OF
  PERIOD. . . . . . . . . . . . . . . . . . . .             14,429             -            -
                                                 ------------------  ------------  -----------

CASH - END OF PERIOD. . . . . . . . . . . . . .  $          11,687   $    23,066   $   11,687
-----------------------------------------------  ==================  ============  ===========


               See accompanying notes to the financial statements.
                                        F-6

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

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

(B)  BASIS  OF  PRESENTATION  OF  UNAUDITED  FINANCIAL  INFORMATION
-------------------------------------------------------------------

The accompanying unaudited financial statements as of August 31, 2004 and for the nine months then ended have been prepared in conformity with accounting principles generally accepted in the United States of America and regulation S-B for interim financial information and should be read in conjunction with the audited November 30, 2003 financial statements and notes thereto. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2004 are not necessary indicative of the result that may be expected for the year ending November 30, 2004.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at August 31, 2004, the results of operations for the three and nine months ended August 31, 2004 and 2003, and cash flows for the nine months ended August 31, 2004 and 2003. The balance sheet as of November 30, 2003 is derived from the Company's audited financial statements.

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

(D)  LOSS  PER  COMMON  SHARE
-----------------------------

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation of diluted loss per share, because their effect would be anti-dilutive. There are no common stock equivalents outstanding as of August 31, 2004 and November 30, 2003.

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

Statement No. 144 retained the fundamental provisions of Statement No. 121 as it related to assets to be held and used and assets to be sold. Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related asset are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

between willing parties, that is, other than a forced  or  liquidation  sale.

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

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

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

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

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

(G)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

The carrying amounts of the Company's financial instruments, which is comprised of cash and accrued liabilities at August 31, 2004, approximates their fair values due to the short term nature of these instruments.

NOTE  3     GOING  CONCERN
-------     --------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues or business operations and incurred a net loss of $18,585 and negative cash flow from operations of $2,742 for the nine month period ended August 31, 2004 and has an accumulated deficit of $29,156. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2004
                                    UNAUDITED
                                    ---------

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $50,000. We plan on obtaining this operating capital from our own available funds, and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. We have drawn $10,000 of this $50,000 to August 31, 2004. The cash on hand we have at the present time will sustain the operations of Salmon Express for approximately four months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

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

Business  Plan  for  Next  12  Months

We plan to commence operations slowly over the first year, starting sometime in the fourth quarter of 2004. Our initial commencement of operations will involve the functioning of our three streams for generating revenue: the sale and delivery of salmon products through our website salmonx.com; the sale and delivery of salmon products through our 1-800 phone line; and the sale and delivery of other seafood products when in season through both the web site and the 1-800 phone line. At the commencement of operations we will have established distribution channels to meet any orders we receive. As of August 31, 2004, the company had established two main distribution channels, one through a Canadian processing company located in the Queen Charlotte Islands, and one through an American processing company located in Bellingham, Washington. Both processors have indicated they can provide wild salmon caught from waters specified by the company as "Salmon Express" waters (in and around the Dixon Entrance, just off the coast from Ketchikan, Alaska). We do not intend to establish an inventory until we have engaged in our marketing strategy for a period of several months. In the future, based on initial demand trends and early market response, we may obtain cold storage space (suitable for holding flash frozen seafood products) and establish an inventory of Salmon
Express products. Ultimately, once we can predict demand, establishing an inventory will improve our ability to obtain whole-sale prices for seafood products and make quality control and delivery more efficient. We intend to maintain good relationships with a number of salmon suppliers in our target geographic region so that our inventory can be maintained, diminished or increased depending on initial consumer response.

At the commencement of operations we intend to make Salmon Express Inc. known to our target niche customers by way of high-quality brochures sent directly to them. These brochures will highlight the superior quality of our product, the products available and ordering information.

We may send product samples to the
extent revenues will allow. As of August 31, 2004, the company had completed its first run of color brochures and had completed its internet brochure. In September of 2004, the company intends to mail these brochures to businesses and people on a contact list, compiled by Mr. Smith and Mr. Weitzman. In total, it is anticipated that over 100 high-end restaurants, businesses and individuals will receive brochures and/or samples in September, with that number increasing in each successive month. As of September 20, 2004 over 50 of the brochures had already been distributed.

We will also market Salmon Express products through our internet web-site, which will use pictures, slogans and various search engine hit maximization strategies to market our product platform. In addition, we will contract with our web-site designer to register key salmon shopping terms on various internet search engines. The initial version of a Salmonx.com web site is complete and fully functional with more advanced versions to follow as financing permits. The total cost for the initial web site was approximately $2,674. We have made arrangements with our current designer to maintain our website at a cost of $30 per hour.

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

Liquidity  and  Capital  Resources

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $50,000. We plan on obtaining this operating capital from funds generated by sales of product , and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. Mr. Smith's agreement to loan Salmon Express up to $50,000 is in writing. In August of 2004, Mr. Smith loaned the company a total of $10,000. The cash on hand we have at the present time will sustain the operations of Salmon Express for approximately four months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no revenues or business operations and incurred a net loss and negative cash flow from operations of $6,905 for the three month period ended August 30, 2004, $18,585 for the nine months ended August 31, 2004 and $10,571 for the year ended November 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Funds received from the Company's private offerings have provided the Company with enough funds to execute the initial stages of the Company's business plan which includes the initial development of the Company's internet web site and 1-800 ordering service, the Company's product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors in the region the Company intends to market. Under currently anticipated budgetary constraints, and assuming the Company fails to generate any revenues in its first year of operation commencing in the fourth quarter of 2004, the Company anticipates that it will have an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels established with high quality salmon products distributors, and several salmon express products available, in various packaging schemes, for order and fast delivery. For further information relevant to the Company's ability to continue as a going concern, see section "Liquidity and Capital Resources" above.

Recent  Accounting  Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided though other interest that will absorb some or all of the expected losses of the entity: (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date included those entities to which Interpretation No. 46 has previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

(b)  Reports  on  Form  8-K

     On September 22, 2004, the Registrant filed its current report on Form 8-K disclosing its change in certifying accountant under item 4.01.

                                   SIGNATURES

In  accordance  with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALMON  EXPRESS  INC.


By:  /s/ Pete Smith
     ------------------------------------

     Pete  Smith
     CEO  and  CFO
     (Principal  Executive  Officer)
     (Principal  Financial  Officer)
     (Principal  Accounting  Officer)

     Date:     October  7,  2004