Form 10KSB
period 2004-11-30
SALMON EXPRESS INC
filed 2005-02-01
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ____________

                         Commission File No. 333-111966

                               SALMON EXPRESS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                           98-0228169
------                                           ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

6604 TOPAZ DRIVE, VERNON, BC, CANADA,            V1H 1N8
-------------------------------------            -------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number: (250) 558-0991

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the fiscal year ending November 30, 2004 were $ 0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 28, 2005 is $ 1,257,300.

The number of shares of the issuer's Common Stock outstanding as of November 30, 2004 is 15,040,000.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Salmon Express was founded by Peter Smith, and incorporated as Salmon Express, Inc. Salmon Express is currently being run by Peter Smith, who is also the president, secretary and treasurer and a director of the company. Our intent is to sell quality salmon products, being caught wild in specific regions of the Alaskan coast, to individuals, specialty stores and restaurants. We intend to generate revenues through three major streams:

      (1) The sale and delivery of salmon products though our web site salmonx.com.

      (2) The sale and delivery of salmon products through our 1-800 phone line.

      (3) The sale and delivery of other seafood products, when in season, through both the web site and the 1-800 phone line.

Our plan is to market a specific type of salmon product (wild caught salmon as opposed to farmed salmon), and market a specific region for wild salmon harvests (the West Coast of North America from the North end of the Queen Charlotte Islands, Canada extending to Ketchikan, Alaska). Upon making a sale, we will notify a licensed fish processor dealing in the product we sell, of the order. The product will be shipped directly by the licensed fish processor to the end user. Using existing research and publications about wild salmon from this region, we intend to create a niche, high-end market for the salmon products we will market. We will pinpoint market high-end food stores and restaurants, and mass market through our internet web-site located at www.salmonx.com. We will accept orders on-line, and through a 1-800 number.

Since the inception of Salmon Express, we have worked toward the introduction of the product we will sell into the market place. To meet this objective we have:

      |_| Spent time in the Queen Charlotte Islands and Ketchikan, Alaska locating a supplier/processor who packs wild salmon from "Salmon Express" waters. We have also developed relationships with other suppliers in the event our principle supplier cannot provide us with product.

      |_|   Developed a company logo and promotional products.

      |_| Developed extensive internet web-site which is still in progress but largely complete and ready to take orders.

      |_| Designed and constructed gift packaging concept, including the silk-screening of the Salmon Express logo to be branded on each cedar box shipping container and have placed our initial order for cedar shipping boxes.

      |_| Prepared mail-out and internet based advertising campaigns. We have developed an internet mail-out brochure and a bulk mail advertising brochure and are developing address lists consisting mainly of high end restaurants on the North American West Coast where these brochures will be sent.

      |_| We have obtained a Toll-free phone number, which we will use for customer questions and custom orders, as well as for orders from businesses and restaurants.

      |_| We have, as of late 2004, circulated hundreds of brochures to businesses in our projected market, and taken steps to obtain higher rankings on various internet search engines.

We have entered into a letter of intent with a major salmon packer/supplier and have entered into contracts for the:

      o     further development and maintenance of our website;

      o     the continuing production and supply of advertising brochures; and

      o     the production and supply of cedar gift boxes.

Salmon Industry and Trends

There are essentially two salmon industries, one for wild harvest salmon, and one for farmed salmon. In both cases, the economics are relatively simple. A gross amount of Salmon is harvested, processed, and sold by various salmon processors and distributors at market prices. In the case of wild harvests, commercial fisherman harvest fish during open fishing times, which may vary significantly from State to State, Province to Province, and Country to Country, and may also be affected by projected salmon migration patterns and the particular species of salmon being caught.

While the farmed salmon industry has grown, wild salmon harvest companies have seen either low growth or decline in both volume and profitability over the last 10 years. The growth in the production and distribution of farmed salmon has supported world salmon consumption which in turn supports the salmon industry in general. However, the farming industry has received negative press concerning farmed salmon as a product, and the impact salmon farms have on the environment. For example, in the international science journal, Chemosphere, Canadian scientist Michael Easton, an expert in ecotoxicology, found that farmed salmon show 10 times more PCB's (known carcinogens) than wild salmon. The PCB's are concentrated in the oil-rich, pelletized fish meal, which farmed salmon are fed. See Easton, M.D.L. Luszniak and E. Van der Geest. 2002. "Preliminary Examination of Contaminant Loadings in Farmed Salmon and Commercial Salmon Feed". Chemosphere, 46 (2002), 1053-1074.

Wild salmon have the fat reserves necessary to migrate and spawn thousands of miles. Farmed salmon have lower levels of oil content which generally translates to fish flesh that dries out faster and does not produce good quality smoked salmon. In an organized taste test by Environmental Media Services and SeaWeb on June 15, 2000 fisheries experts, government officials and journalists had a chance to taste wild and farmed salmon prepared in the same way in a blind taste test. The tasters evaluated the flavor, texture, mouth feel and color of each fish. Wild salmon was preferred in all the categories. See Environmental Media Services (Washington DC). "Taste Test: Wild Salmon Beats Farmed by 44%". 2003. See http://www.ems.org/salmon/taste_test.html

Alaskan Salmon Environment

The general advisories warning of mercury levels in fish issued from the U.S. Environmental Protection Agency and U.S. Food and Drug Administration in January 25, 2001, were amended for fish from Alaska. Alaskan fish showed mercury levels below the levels upon which the FDA issued its advisory. We believe this helps establish Alaskan salmon as a better product than salmon generally. See Bulletin No. 6, June 15, 2001, Mercury and National Fish Advisories Statement from Alaska Division of Public Health, Recommendations for Fish Consumption in Alaska (see http://www.epi.hss.state.ak.us/bulletins/docs/b2001_06.htm)

Health Benefits of Salmon

As reported by the Alaska Seafood Marketing Institute at their website http://www.alaskaseafood.org/flavor/health.htm, Alaskan salmon provides an excellent source of high quality protein that's low in saturated fat and rich in essential vitamins and minerals.

Marketing

Our marketing plan consists of our internet web-site, and the distribution of advertising cards and flyers. Our internet web-site is designed in such a manner that search engine hits are maximized when potential internet consumers enter certain key words and phrases into internet search engines (words and phrases such as "salmon", "fast delivery", "smoked salmon", etc.). To date, we have circulated hundreds of advertising cards and flyers to various restaurants and businesses we believe to be our target market.

Description of the Product

We intend to generate revenues through three major streams:

      (1) The sale and delivery of salmon products through our web site salmonx.com.

      (2) The sale and delivery of salmon products through our 1-800 phone line.

      (3) The sale and delivery of other seafood products when in season through both the web site and the 1-800 phone line.

We expect our most popular product will be a flash frozen, cryo-vacuumed salmon fillet, which will be delivered via courier overnight. Salmon Express salmon, and other seasonal seafood products, will be caught wild and in specific regions off the Alaskan coast. The product will be processed by flash freezing and be cryo-vacuume packed. The cryovacuum/flash freezing system ensures that the product will remain fresh for extended periods. We believe that each of these steps, individually and together, result in a vastly superior product to most other salmon products currently available in the markets.

We hope to sell salmon products on our Internet web site. We intend to enter into an agreement with an on-line merchandise hosting service to provide technical support for our web site. Companies of this sort provide the technology required to offer and process sales through the Internet. These services will cost approximately $40 per month per site.

We also hope to sell salmon products through our 1-800 phone line. We have reserved the number 1-800-SALMONX for our use. The service itself is free of charge, and the company will be charged between 8-9 cents per minute for incoming calls. For those customers outside the United States, we will provide a contact number but this number will not be toll free. We may change this policy depending on the level of interest our product receives from non-US customers.

Strategy

Our business plan is to bring each of its three main revenue streams to markets in the United States. However, based on market response, future expansion may result into other markets. Initially, our marketing strategy (distribution of brochures, samples, etc.) will focus on U.S. based individuals, specialty stores and restaurants. To this end, we have distributed hundreds of brochures to businesses we believe to be in our target market.

The template for our Salmonx.com web site has been developed but is not operational. It will offer many of the features found on web sites owned by other seafood suppliers, but will have a distinctive, high-end flavor. To view the site in its current state, please go to www.salmonx.com.

Product Development

We believe that a moderate level of investment in product development is necessary in order to gain a favorable market position. Total expenses for the development of the initial web-site and packaging concept, the establishment of the 1-800 number, and the establishment of suitable distribution arrangements has been approximately $10,000.

We have spent a total of approximately $1000 on the development of our current logo and packaging concept. For small orders (gift size packages up to 5 pounds), we intend to use a small cedar box to package our product. This box will have the Salmon Express logo burned onto the top. The company is currently in negotiations with Woodpack Industries, of Vernon, British Columbia, for production and supply of such boxes. For larger orders, we will use the standard packaging of our supplier, but with our own company labels and identification affixed. This will be an essential term of any distribution agreement (that we be allowed to affix out own labels), and we have discovered that such practice is standard in the Alaskan salmon supply industry.

The cost for the development of the Salmonx.com web-site has, to date, been approximately $1500. Other independent designers have assisted in the development of the Salmonx.com web site. The cumulative cost for this has, to date, been approximately $1500. The site became fully operational in June of 2004, and our web designer has agreed to maintain the site on an ongoing basis at the rate of $30 per hour.

We have established contact with several salmon suppliers that deal in salmon products caught wild in the geographic region the company intends to market. At the South end of the geographic region, in Masset, British Columbia, Canada, we have mutually signed a letter of intent with Seapak Q.C.I. processors and packers. At the North end of our geographic region is Ketchikan, Alaska, where we have established good relationships with a number of local suppliers. We intend to enter similar letters of intent with one or more of these suppliers, and solidify these relationships with a distribution contract in the near future. We believe several supply sources should be available to the company so that product orders can be met should one or more suppliers fail to meet our demands for one reason or another.

We have developed a logo, a packaging concept (cedar gift boxes bearing a brand of the company logo), and various advertising material. It is anticipated that brand recognition will be an important part of our business, both in terms of obtaining repeat business, and in terms of promoting our product as unique. We believe the fact that we are one of the only companies that sells wild salmon exclusively caught from a specific geographic region will set us apart from our competitors. We must strive to protect both our logo, and our company name. To this end, the company is attempting to trademark the "salmon express" name and logo, and we are currently going through this process with the US Trademark Office..

Competition

We plan to focus on a niche market, catering to individuals, specialty stores and restaurants that demand the absolute highest quality in salmon products.

There are currently numerous suppliers of wild salmon and other seafood products. The various suppliers provide many different types of salmon products, including smoked lox, pickled salmon, frozen fillets, portioned, pattied, ikura and sujiko. Five of our most established competitors are: Trident Seafoods (www.tridentseafoods.com); Alaska Gourmet Seafoods (www.alaska.net/~akfoods/); Cannon Fish Company (www.cannonfish.com); Icicle Seafoods Inc. (www.icicleseafoods.com) and Island Seafoods (www.islandseafoods.com). This list is by no means complete, as there are many other suppliers in Alaska alone, and hundreds more worldwide.

We anticipate competing with the larger suppliers in some aspects of our business including but not limited to: market share, internet traffic and product sales. This competition could result in our being unable to gain any significant market share which could have a material adverse effect on our operating results, financial condition, and/or prospects.

The salmon market is highly competitive and we may not be able to compete effectively against companies with greater financial resources or companies that have a stronger market presence.

Government Regulation

The fish packing industry is subject to government regulation and oversight mainly through the FDA's Seafood HACCP Program. The fish packer with which we have a letter of intent is a major supplier of wild salmon products and has represented that it is compliant with all government regulations and that all product shipped for us will be accompanied by such certifications as necessary under such regulation. Salmon Express will not contract with any supplier that is not compliant with such government regulation. As a marketer of salmon, Salmon Express is not subject further government regulation other than regulation and taxing authority that applies to business generally. In addition, as a marketing company, we will also be subject to state and federal consumer legislation relating to fairness in advertising and collection procedures.

Employees

We have no employees, other than our officers. It is important to the success of our business that we always have at least one executive officer who has experience and knowledge of salmon products. At the present time, our president, Peter Smith, has those qualifications.

At this time, we do not pay any compensation to our officers or directors solely for serving as directors on our board of directors. However, we do intend to compensate Mr. Weitzman, either through stock or cash or by some combination thereof, at some future date or as funds become available. To date, Mr. Weitzman has no contract with the company for such remuneration, and is serving on a good faith basis.

Insurance

At the present time we do not carry any insurance coverage for our business operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 2. DESCRIPTION OF PROPERTY

We do not lease or own any real property. We maintain our corporate office at 6604 Topaz Drive, Vernon, BC, Canada, V1H 1N8. This office space is being provided free of charge by our president, Mr. Pete Smith. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. If our business matures and develops significant sales, the company will seek other space if early revenues make the extra expense manageable. Management believes suitable office space will be available when it is needed. Suitable office space will include 600 square feet of space with necessary telephone and Internet hook-ups.

ITEM 3. LEGAL PROCEEDINGS

Salmon Express is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fiscal year ended November 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our shares are listed on the OTC Bulletin Board under the symbol SXPI.OB but no trading market for the shares has yet developed. There can be no assurance that a public market will ever materialize.

Options and Warrants

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

Holders of Our Common Stock

As  of  the  date  of  this  registration   statement,  we  have  45  registered
shareholders.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

      (1) we would not be able to pay our debts as they become due in the usual course of business; or

      (2) our total assets would be less than the sum of our total liabilities, plus what is needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Rule 144 Shares

All shares of our common stock are currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

      (1) 1% of the number of shares of the company's common stock then outstanding, which equals approximately 150,000 shares in our company as of the date of this prospectus; or

      (2) the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, officers and directors of our company hold 10,010,800 of the shares that may be sold pursuant to Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are presently attempting to implement our three streams for generating revenue: the sale and delivery of salmon products through our website salmonx.com; the sale and delivery of salmon products through our 1-800 phone line; and the sale and delivery of other seafood products when in season through both the web site and the 1-800 phone line. We have established distribution channels to meet any orders we receive. In the future, we may obtain cold storage space (suitable for holding flash frozen seafood products) and establish an inventory of Salmon Express products. Ultimately, once we can predict demand, establishing an inventory will improve our ability to obtain whole-sale prices for seafood products and make quality control and delivery more efficient. We intend to maintain good relationships with a number of salmon suppliers in our target geographic region so that our inventory can be maintained, diminished or increased depending on initial consumer response.

We have been sending brochures to our niche customers. These brochures highlight the superior quality of our product, the products available, ordering information and prices. We also market Salmon Express products through our internet web-site, which uses pictures, slogans and various search engine hit maximization strategies to market our product platform.

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our internet web site and 1-800 ordering service, our product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in our first year of operation, we anticipate that we can maintain an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels with high quality salmon products distributors, and keep several salmon express products available, in various packaging schemes, for order and fast delivery.

Our marketing efforts to date have yielded little if any results. Unless our marketing becomes more effective than it has been to date, we will be forced to close the business or find more effective ways of conducting our business.

In light of the lack of results to our marketing efforts to date, our President has initiated discussions with with MicroMed Technology, Inc. ("MicroMed"), a privately held Delaware corporation based in Houston, Texas, to merge Salmon Express with MicroMed. MicroMed is a medical device company focused on the development of ventricular assist device ("VAD") products. MicroMed has developed a miniaturized heart pump, or VAD, known as the DeBakey VAD(R) (the "DeBakey VAD") to address congestive heart failure ("CHF"), a condition where the diseased heart cannot pump adequate blood to meet the oxygen and nutritional needs of the body. The DeBakey VAD is a small (1 inch x 3 inches) National Aeronautics and Space Administration ("NASA") designed axial flow pump that can provide increased blood flow from the left ventricle of the heart throughout the body for patients whose hearts are diseased and unable to maintain adequate blood flow to sustain their lives. This proposed relationship has been assessed as a potential positive move for Salmon Express.

LIQUIDITY

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

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7. FINANCIAL STATEMENTS

                        INDEX TO THE FINANCIAL STATEMENTS

                    AS OF NOVEMBER 30, 2004 AND 2003 AND FOR
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED NOVEMBER 30, 2004

--------------------------------------------------------------------------------

         Report of Independent Auditors ....................................F-1

         Balance Sheets, November 30, 2004 and 2003........................ F-2

         Consolidated Statements of Operations and Deficit ................ F-3

         Consolidated Statement of Cash Flows.............................. F-4

         Consolidated Statements of Shareholders' Deficiency .............. F-5

         Notes to the Financial Statements..................................F-7

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Salmon Express Inc.
(A development stage company)

We have audited the accompanying balance sheet of Salmon Express Inc. (a development stage company) as at November 30, 2004, and the related statements of operations, cash flows, and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Salmon Express Inc., for the period from February 20, 2003 (inception) to November 30, 2003, were audited by other auditors whose report thereon, dated December 24, 2003, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2004, and the results of its operations and its cash flows for the year ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has incurred a net loss of $34,719 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

February 1, 2005                                           Chartered Accountants

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                            (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------
                                                                     NOVEMBER 30
                                                                  2004        2003
------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                       $  4,426    $ 14,429
====================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                   $  6,598    $     --
------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK
     Authorized:
         50,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
         15,040,000 common shares                                 15,040      15,040

     Additional paid-in capital                                   19,960       9,960

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (37,172)    (10,571)
------------------------------------------------------------------------------------

                                                                 (2,172)      14,429
------------------------------------------------------------------------------------

                                                                $  4,426    $ 14,429
====================================================================================

The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                        PERIOD FROM                PERIOD FROM
                                                                         INCEPTION                  INCEPTION
                                                   YEAR                 FEBRUARY 20                FEBRUARY 20
                                                   ENDED                  2003 TO                    2003 TO
                                                NOVEMBER 30             NOVEMBER 30                NOVEMBER 30
                                                   2004                     2003                      2004
---------------------------------------------------------------------------------------------------------------
REVENUE                                          $         --             $         --             $         --
                                                 ------------             ------------             ------------

EXPENSES

     General and administrative                        10,297                    5,057                   15,354

     Professional fees
                                                       16,304                    5,514                   21,818
                                                 ------------             ------------             ------------
                                                       26,601                   10,571                   37,172
                                                 ------------             ------------             ------------

NET LOSS FOR THE PERIOD                          $    (26,601)            $    (10,571)            $    (37,172)
===============================================================================================================


NET LOSS PER SHARE, Basic and diluted            $       0.00             $       0.00
======================================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         15,040,000               13,076,301
======================================================================================


The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------
                                                                                                   CUMULATIVE
                                                                               PERIOD FROM         PERIOD FROM
                                                                                INCEPTION           INCEPTION
                                                                YEAR           FEBRUARY 20         FEBRUARY 20
                                                               ENDED             2003 TO             2003 TO
                                                             NOVEMBER 30        NOVEMBER 30         NOVEMBER 30
                                                                2004               2003               2004
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                   $  (26,601)       $   (10,571)          $(37,172)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
  OPERATING ACTIVITIES

     Accounts payable                                               6,598              --                 6,598
                                                            ---------------------------------------------------
                                                                  (20,003)           (10,571)           (30,574)
                                                            ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Loan from shareholder                                         10,000              --                10,000

     Issue of common shares for cash                                --                25,000             25,000
                                                            ---------------------------------------------------
                                                                   10,000             25,000             35,000
                                                            ---------------------------------------------------

INCREASE (DECREASE) IN CASH                                       (10,003)            14,429              4,426

CASH, BEGINNING OF PERIOD                                          14,429              --                    --
                                                            ---------------------------------------------------

CASH, END OF PERIOD                                            $    4,426        $    14,429            $ 4,426
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID

     Interest paid during the period                           $       --        $        --            $    --

     Income taxes paid during the period                       $       --        $        --            $    --
===============================================================================================================

The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION, FEBRUARY 20, 2003, TO NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                      NUMBER                        ADDITIONAL        DURING THE
                                                        OF             PAR           PAID-IN         DEVELOPMENT
                                                      SHARES          VALUE          CAPITAL            STAGE             TOTAL
                                                  ----------------------------------------------------------------------------------
Shares issued for cash (March 2003)                  10,000,000        $10,000         $(5,000)           $  -             $ 5,000
Shares issued for cash (April 2003)                   1,250,000          1,250           1,250               -               2,500
Shares issued for cash (May 2003)                     3,750,000          3,750           3,750               -               7,500
Shares issued for cash (July 2003)                       40,000             40           9,960              --              10,000
Net loss for the period                                      --             --              --         (10,571)            (10,571)
                                                  ----------------------------------------------------------------------------------

Balance, November 30, 2003                           15,040,000         15,040           9,960         (10,571)             14,429

Note payable to a principal stockholder
  contributed as capital (Note 3)                            --             --          10,000              --              10,000
Net loss for the year                                        --             --              --         (26,601)            (26,601)
                                                  ----------------------------------------------------------------------------------

Balance, November 30, 2004                           15,040,000        $15,040         $19,960        $(37,172)            $(2,172)
                                                  ==================================================================================

   The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

1.    NATURE OF OPERATIONS AND GOING CONCERN

      A)    NATURE OF OPERATIONS

            SALMON EXPRESS INC. (THE "COMPANY") WAS FORMED AND INCORPORATED IN THE STATE OF NEVADA ON FEBRUARY 20, 2003 AND IS A DEVELOPMENT STAGE COMPANY WITH NO REVENUES SINCE ITS INCEPTION. THE COMPANY HAS DEVELOPED A SYSTEM OF PROCESSING (FLASH FREEZING AND CRYO-VACUUM PACKAGING) AND DISTRIBUTION OF SALMON FROM THE NORTH PACIFIC OCEAN.

      B)    GOING CONCERN

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

            THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE COMPANY HAS NO REVENUES OR BUSINESS OPERATIONS AND INCURRED A NET LOSS OF $26,601 AND NEGATIVE CASH FLOW FROM OPERATIONS OF $20,003 FOR THE YEAR ENDED NOVEMBER 30, 2004 AND HAS AN ACCUMULATED DEFICIT OF $37,172. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

            THE COMPANY'S ABILITY TO CONTINUE OPERATIONS IS UNCERTAIN AND IS DEPENDENT UPON ITS ABILITY TO ACHIEVE PROFITABILITY, MAINTAIN CURRENT FINANCING AND OBTAIN NEW SOURCES OF FINANCING. THE OUTCOME OF THESE MATTERS CANNOT BE PREDICTED AT THIS TIME. THESE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS TO THE AMOUNTS AND CLASSIFICATION OF ASSETS AND LIABILITIES THAT MIGHT BE NECESSARY SHOULD THE COMPANY BE UNABLE TO CONTINUE OPERATIONS.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      a)    Development Stage Enterprise

            THE  COMPANY  IS  A  DEVELOPMENT  STAGE  ENTERPRISE  AS  DEFINED  BY
            STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES." ALL LOSSES ACCUMULATED SINCE THE INCEPTION OF THE COMPANY HAVE BEEN CONSIDERED AS PART OF THE COMPANY'S DEVELOPMENT STAGE ACTIVITIES.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Continued)

      b)    Basis of Presentation of Financial Information

            THE ACCOMPANYING FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2004, AND FOR THE YEAR THEN ENDED, HAVE BEEN PREPARED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED.

      c)    Use of Estimates

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

      d)    Loss Per Common Share

            NET LOSS PER COMMON SHARE (BASIC AND DILUTED) IS BASED ON THE NET LOSS DIVIDED BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING EACH PERIOD. COMMON STOCK EQUIVALENTS ARE NOT INCLUDED IN THE CALCULATION OF DILUTED LOSS PER SHARE, BECAUSE THEIR EFFECT WOULD BE ANTI-DILUTIVE. THERE ARE NO COMMON STOCK EQUIVALENTS OUTSTANDING AS OF NOVEMBER 30, 2004 AND 2003.

      e)    Impairment of Long-Lived Assets

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

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Continued)

      e)    Impairment of Long-Lived Assets (Continued)

            STATEMENT NO. 144 RETAINED THE FUNDAMENTAL PROVISIONS OF STATEMENT NO. 121 AS IT RELATED TO ASSETS TO BE HELD AND USED AND ASSETS TO BE SOLD. STATEMENT NO. 144 REQUIRES IMPAIRMENT LOSSES TO BE RECORDED ON ASSETS TO BE HELD AND USED BY THE COMPANY WHEN INDICATORS OF IMPAIRMENT ARE PRESENT AND THE UNDISCOUNTED CASH FLOWS ESTIMATED TO BE GENERATED BY THOSE ASSETS ARE LESS THAN THE CARRYING AMOUNT OF THE ASSETS. WHEN AN IMPAIRMENT LOSS IS REQUIRED FOR ASSETS TO BE HELD AND USED BY THE COMPANY, THE RELATED ASSETS ARE ADJUSTED TO THEIR ESTIMATED FAIR VALUE. FAIR VALUE REPRESENTS THE AMOUNT AT WHICH AN ASSET COULD BE BOUGHT OR SOLD IN A CURRENT TRANSACTION BETWEEN WILLING PARTIES, THAT IS, OTHER THAN A FORCED OR LIQUIDATION SALE.

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

      f)    Recent Accounting Pronouncements

            In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

            In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments ended into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Continued)

      f)    Recent Accounting Pronouncements (Continued)

            In November 2004, the FASB issued Statement 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's consolidated financial statements.

            In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

      g)    Fair Value of Financial Instruments

            THE CARRYING AMOUNTS OF THE COMPANY'S FINANCIAL INSTRUMENTS, WHICH IS COMPRISED OF CASH AND ACCRUED LIABILITIES AT NOVEMBER 30, 2004, APPROXIMATES THEIR FAIR VALUES DUE TO THE SHORT TERM NATURE OF THESE INSTRUMENTS.

3.    NOTE PAYABLE

      The note payable is interest free and repayable on demand. As the note payable is due to a principal stockholder, it has been classified into equity as part of additional paid-in capital.

4.    SUBSEQUENT EVENTS

      On January 31, 2005, the Board of Directors approved the following:

      i)    entering into a Merger Agreement with Micromed Technology, Inc.;

      ii)   reverse stock split of 1 for 3.3528 immediately prior to the merger;

      iii)  reincorporation  from the State of Nevada to the State of  Delaware;
            and

      iv)   a name change to "Micro Med Cardiovascular Technologies, Inc."

      Majority shareholder approval was also received on January 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures. During the fiscal year ended November 30, 2004, we had a change of auditors as disclosed in our Current Report on Form 8-K filed on September 22, 2004, and in any amendments thereto.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Peter Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages as of January 28, 2005 are as follows:

Directors:

Name of Director                   Age
----------------                   ---
Peter Michael Smith                56

Eric Weitzman                      34

Executive Officers:

Name of Officer                    Age        Office
---------------                    ---        ------
Peter Michael Smith                56         President, Secretary and Treasurer

Since our inception, each officer and director has spent between 5 and 20 hours per month upon the developmental and organizational aspects of our business. Set forth below is a brief description of the background and business experience of Mr. Smith and Mr. Weitzman for the past five years.

Peter Smith, who was born on December 28, 1947, has been an avid fisherman all his life. He retired after 20 years in the Air Force as a Captain, having spent the majority of his service time as a Search and Rescue pilot. He then founded and ran the highly successful Malarky Grill restaurant in Richmond, British Columbia, Canada from 1988 until 1990. He moved to his hometown of Vernon B.C. in 1994 where he resides today. Mr. Smith has spent the last five years working as an independent contractor in the powerline and construction industries in and around the Okanagan Valley of British Columbia.

Eric Weitzman, who was born March 14, 1970, has been living and working in Los Angeles, California for the last 13 years, and has established himself as one of the city's most successful and diverse restaurateurs. Mr. Weitzman comes from a family that owned and operated three restaurants and a kosher factory in New York for more than two generations. He worked in the family business as Prep Cook and subsequently gained experience in all areas of operations. After leaving the family business, Mr. Weitzman attended the University of Maryland, with an emphasis in Business Management, from 1988 to 1990. Since moving to LA in 1990, Eric Weitzman has been a Manager or General Manager of some of the most renowned restaurants and clubs in the country, including: Jones Hollywood (Los Angeles, 1995-8), Bar Marmont (Los Angeles, 1998-9), Swingers (Los Angeles,
1995), Circle Bar (Los Angeles, 2000-1), Baby's Nightclub (Hard Rock Hotel, Las Vegas, Nevada, 1999), Dive! (Los Angeles, 1994-5), Tengu sushi house (Los Angeles, 2000-1), Nacional (Los Angeles, 2002-present), Ivar Night Club (Los Angeles, 2001-present), and Paladar (a Cuban concept in Hollywood, CA, 2003-present) . Mr. Weitzman is currently a managing member, owner, and Chief Operations Officer for Ivar, Nacional, Paladar, and Tengu.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Smith has served as a director since our inception on February 20, 2003. Mr. Weitzman was appointed to the Board of Directors on Sept 28, 2003.

Significant Employees

We have no significant employees other than the officers and directors described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any officers or directors who have  reporting  obligations  under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

There has been no compensation awarded to, earned by, or paid to our executive officers for the period beginning with inception and ending November 30, 2004, nor since that date.

Stock Option Grants

We did not grant any stock options to the executive officers during the period beginning with inception and ending November 30, 2004, nor since that date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 28, 2005, the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of our common stock and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 15,040,000 shares of common stock issued and outstanding on January 28, 2005.

                        Name and address                Number of Shares    Percentage of
Title of class          of beneficial owner             of Common Stock     Common Stock
--------------------------------------------------------------------------------------------
Common Stock            Pete Smith                      10,010,800          66.6%
                        6604 Topaz Drive
                        Vernon, B.C.
                        V1H 1N8

Common Stock            Eric Weitzman                   0                   0%

Common Stock            Directors and Officers          10,010,800          66.6%
                        as a group (2 Persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction or proposed transaction with us:

1. Any of our directors or officers;

2. Any person proposed as a nominee for election as a director;

3. Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4. Any of our promoters;

5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

On September 22, 2004, the Company filed its Current Report on Form 8-K reporting its change in auditors.

(b) Exhibits

3.1   Articles of Incorporation (1)
3.2   By-Laws (1)
4.1   Share Certificate (1)
10.1  Smith loan agreement(2)
10.2  Graphics supply agreement (2)
10.3  Shipping box agreement (2)
10.4  Website support agreement (2)
10.5  Letter of Intent (2)
14.1  Code of Ethics
31.1  Certification  of CEO and CFO  pursuant to  Securities  Exchange Act rules
      13a-15  and   15d-15(c)  as  adopted   pursuant  to  section  302  of  the
      Sarbanes-Oxley act of 2002.
32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1)   Previously filed with the registration statement on SB-2 on Jan. 16, 2004

(2) Previously filed with amendment no. 1 to the registration statement on SB-2 on March 18, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended November 30, 2003 was $ 5,000. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended November 30, 2004 was $3,200.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended November 30, 2003 and 2004.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended November 30, 2003 and 2004 were $0 and $0 respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALMON EXPRESS INC.


By:      /s/ Peter Smith
         ------------------------------------
         Peter Smith, Chief Executive Officer
         Director
         Date: February 1, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Peter Smith
         ------------------------------------
         Peter Smith, President,
         Secretary and Treasurer and Director
         (Principal Executive Officer)
         (Principal Financial Officer)
         (Principal Accounting Officer)
         (Director) Date: February 1, 2005

By:      /s/ Eric Weitzman
         ------------------------------------
         Eric Weitzman, Director
         Date: February 1, 2005