Form 10KSB/A
period 2004-11-30
SALMON EXPRESS INC
filed 2005-03-31
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1
                                   (Mark One)

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

ITEM 7. FINANCIAL STATEMENTS

                        INDEX TO THE FINANCIAL STATEMENTS

                    AS OF NOVEMBER 30, 2004 AND 2003 AND FOR
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED NOVEMBER 30, 2004
-------------------------------------------------------------------------------
         Report of Independent Auditors ....................................F-1
         Balance Sheets, November 30, 2004 and 2003........................ F-2
         Consolidated Statements of Operations and Deficit ................ F-3
         Consolidated Statement of Cash Flows.............................. F-4
         Consolidated Statements of Shareholders' Deficiency .............. F-5
         Notes to the Financial Statements..................................F-7

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has incurred a net loss of $37,172 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                         /s/ Morgan & Company

February 1, 2005                                           Chartered Accountants

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------
                                             NOVEMBER  30
                                            2004       2003
--------------------------------------------------------------

ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . .  $  4,426   $ 14,429
=============================================================
LIABILITIES

CURRENT
Accounts payable and accrued liabilities  $  6,598   $      -
                                          -------------------
STOCKHOLDERS' EQUITY

COMMON STOCK
Authorized:
50,000,000 common shares,
 par value $0.001 per share

Issued and outstanding:
15,040,000 common shares . . . . . . . .    15,040     15,040

Additional paid-in capital . . . . . . .    19,960      9,960

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE . . . . . . . . .   (37,172)   (10,571)
                                          --------------------
                                            (2,172)    14,429
                                          --------------------

                                          $  4,426   $ 14,429
==============================================================

    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------
                                                         CUMULATIVE
                                           PERIOD FROM  PERIOD FROM
                                            INCEPTION    INCEPTION
                                 YEAR      FEBRUARY 20  FEBRUARY 20
                                ENDED        2003 TO     2003 TO
                             NOVEMBER 30   NOVEMBER 30  NOVEMBER 30
                                2004          2003        2004
-------------------------------------------------------------------

REVENUE. . . . . . . . . .  $         -   $         -   $      -
                            ------------------------------------
EXPENSES
General and administrative       10,297         5,057     15,354
Professional fees. . . . .       16,304         5,514     21,818
                            ------------------------------------
                                 26,601        10,571     37,172
                            ------------------------------------

NET LOSS FOR THE PERIOD. .  $   (26,601)  $   (10,571)  $(37,172)
================================================================

NET LOSS PER SHARE,
  Basic and diluted. . . .  $      0.00   $      0.00
=====================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   15,040,000    13,076,301
=====================================================

    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------
                                                                CUMULATIVE
                                                  PERIOD FROM  PERIOD FROM
                                                   INCEPTION    INCEPTION
                                         YEAR     FEBRUARY 20  FEBRUARY 20
                                         ENDED      2003 TO     2003 TO
                                      NOVEMBER 30 NOVEMBER 30 NOVEMBER 30
                                          2004       2003       2004
--------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period. . . . . . . .  $(26,601)  $(10,571)  $(37,172)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITIES

Accounts payable . . . . . . . . . . .     6,598          -      6,598
                                        -------------------------------
                                         (20,003)   (10,571)   (30,574)
                                        -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder. . . . . . . . .    10,000          -     10,000
Issue of common shares for cash. . . .         -     25,000     25,000
                                        -------------------------------
                                          10,000     25,000     35,000
                                        -------------------------------
INCREASE (DECREASE) IN CASH. . . . . .   (10,003)    14,429      4,426

CASH, BEGINNING OF PERIOD. . . . . . .    14,429          -          -
                                        -------------------------------
CASH, END OF PERIOD. . . . . . . . . .  $  4,426   $ 14,429   $  4,426
=======================================================================

SUPPLEMENTAL DISCLOSURE OF INTEREST
AND INCOME TAXES PAID

Interest paid during the period. . . .  $      -   $      -   $      -
Income taxes paid during the period. .  $      -   $      -   $      -

======================================================================
    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION, FEBRUARY 20, 2003, TO NOVEMBER 30, 2004
                            (STATED IN U.S. DOLLARS)




                                                                        DEFICIT
                                                                      ACCUMULATED
                                        NUMBER             ADDITIONAL  DURING THE
                                          OF        PAR     PAID-IN   DEVELOPMENT
                                        SHARES     VALUE    CAPITAL     STAGE      TOTAL
                                     ---------------------------------------------------
Shares issued for cash (March 2003)  10,000,000  $10,000  $ (5,000)  $      -   $  5,000
Shares issued for cash (April 2003)   1,250,000    1,250     1,250          -      2,500
Shares issued for cash (May 2003) .   3,750,000    3,750     3,750          -      7,500
Shares issued for cash (July 2003).      40,000       40     9,960          -     10,000
Net loss for the period . . . . . .           -        -         -    (10,571)   (10,571)
                                     ---------------------------------------------------
Balance, November 30, 2003. . . . .  15,040,000   15,040     9,960    (10,571)    14,429

Note payable to a principal
 stockholder contributed as
 capital (Note 3) . . . . . . . . .           -        -    10,000          -     10,000
Net loss for the year . . . . . . .           -        -         -    (26,601)   (26,601)
                                     ---------------------------------------------------
Balance, November 30, 2004. . . . .  15,040,000  $15,040  $ 19,960   $(37,172)  $ (2,172)
                                     ===================================================

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

            THE COMPANY'S ABILITY TO CONTINUE OPERATIONS IS UNCERTAIN AND IS DEPENDENT UPON ITS ABILITY TO ACHIEVE PROFITABILITY, MAINTAIN CURRENT FINANCING AND OBTAIN NEW SOURCES OF FINANCING. THE OUTCOME OF THESE MATTERS CANNOT BE PREDICTED AT THIS TIME. THESE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS TO THE AMOUNTS AND CLASSIFICATION OF ASSETS AND LIABILITIES THAT MIGHT BE NECESSARY SHOULD THE COMPANY BE UNABLE TO CONTINUE OPERATIONS
..
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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



                  Name and address        Number of Shares    Percentage of
Title of class    of beneficial owner     of Common Stock     Common Stock
---------------------------------------------------------------------------

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

(b) Exhibits

3.1   Articles of Incorporation (1)
3.2   By-Laws (1)
4.1   Share Certificate (1)
10.1  Smith loan agreement(2)
10.2  Graphics supply agreement (2)
10.3  Shipping box agreement (2)
10.4  Website support agreement (2)
10.5  Letter of Intent (2)
14.1  Code of Ethics (3)
31.1  Certification  of CEO and CFO  pursuant to  Securities  Exchange Act rules
      13a-15  and   15d-15(c)  as  adopted   pursuant  to  section  302  of  the
      Sarbanes-Oxley act of 2002.
32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
(1)   Previously filed with the registration statement on SB-2 on Jan. 16, 2004
(2) Previously filed with amendment no. 1 to the registration statement on SB-2 on March 18, 2004
(3) Previously file with the original filing of the Form 10K-SB on February 1, 2005

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

SALMON EXPRESS INC.


By:      /s/ Peter Smith
         ------------------------------------
         Peter Smith, Chief Executive Officer
         Director
         Date: March 31, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Peter Smith
         ------------------------------------
         Peter Smith, President,
         Secretary and Treasurer and Director
         (Principal Executive Officer)
         (Principal Financial Officer)
         (Principal Accounting Officer)
         (Director) Date: March 31, 2005

By:      /s/ Eric Weitzman
         ------------------------------------
         Eric Weitzman, Director
         Date: March 31, 2005