Form 10QSB
period 2005-02-28
SALMON EXPRESS INC
filed 2005-04-14
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________ to ___________

                       Commission File Number: 333-111996

                               SALMON EXPRESS INC.
        (Exact name of small business issuer as specified in its charter)


                Nevada                                      98-0228169
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
           or organization)


                  6604 Topaz Drive, Vernon, BC, Canada, V1H 1N8
                  ---------------------------------------------
                    (Address of principal executive offices)

                            (250) 558-0991 (Issuer's
                                telephone number)
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares outstanding of Registrant's common stock as of April 14, 2005 was: 15,040,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                               SALMON EXPRESS INC.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 2005
                            (Stated in U.S. Dollars)

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)



                                                                   FEBRUARY 28   NOVEMBER 30
                                                                  ------------- -----------
                                                                       2005       2004
                                                                   (Unaudited)  (Audited)
                                ASSETS

Current
Cash                                                                $     --    $  4,426
==========================================================================================
                             LIABILITIES

                               Current
                 Accounts payable and accrued liabilities           $  6,251    $  6,598
                                                                    ----------------------


                         STOCKHOLDERS' EQUITY

                             Common Stock
                                Authorized:
             50,000,000 common shares, par value $0.001 per share

                          Issued and outstanding:
                           15,040,000 common shares                   15,040      15,040


                        Additional paid-in capital                    19,960      19,960


           Deficit Accumulated During The Development Stage          (41,251)    (37,172)
                                                                    ----------------------
                                                                      (6,251)     (2,172)
                                                                    ----------------------

                                                                    $     --    $  4,426
==========================================================================================

   The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                          THREE MONTHS          THREE MONTHS         FEBRUARY 20
                                                              ENDED                ENDED               2003 TO
                                                           FEBRUARY 28          FEBRUARY 29          FEBRUARY 28
                                                              2005                  2004                2005
--------------------------------------------------------------------------------------------------------------------
Revenue                                                $             -      $             -       $         -
                                                       -------------------------------------------------------------

Expenses
     General and administrative                                      823                 1,205           16,177
     Professional fees                                             3,256                 5,000           25,074
                                                       -------------------------------------------------------------
                                                                   4,079                 6,205           41,251
                                                       -------------------------------------------------------------

Net Loss For The Period                                $          (4,079)   $           (6,205)   $     (41,251)
====================================================================================================================


Net Loss Per Share, Basic and diluted                  $            0.00    $            0.00
=================================================================================================


Weighted Average Number Of Common Shares Outstanding
                                                              15,040,000            15,040,000
=================================================================================================

    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                 PERIOD FROM         PERIOD FROM
                                                                                  INCEPTION           INCEPTION
                                                              THREE MONTHS       FEBRUARY 20         FEBRUARY 20
                                                                 ENDED             2003 TO             2003 TO
                                                              FEBRUARY 28        FEBRUARY 29         FEBRUARY 28
                                                                  2005               2004               2005
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                $         (4,079)   $         (6,205)   $        (41,251)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Accounts payable                                                   (347)                 --               6,251
                                                            --------------------------------------------------------
                                                                      (4,426)             (6,205)            (35,000)
                                                            --------------------------------------------------------

Cash Flows From Financing Activities
     Loan from shareholder                                                --                  --              10,000
     Issue of common shares for cash                                      --                  --              25,000
                                                            --------------------------------------------------------
                                                                          --                  --              35,000
                                                            --------------------------------------------------------

Decrease In Cash                                                      (4,426)             (6,205)                 --

Cash, Beginning Of Period                                              4,426              14,429                  --
                                                            --------------------------------------------------------

Cash, End Of Period                                         $             --    $          8,224    $             --


Supplemental Disclosure Of Interest And Income Taxes Paid
     Interest paid during the period                        $             --    $             --    $             --
     Income taxes paid during the period                    $             --    $             --    $             --

   The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION, FEBRUARY 20, 2003, TO FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                         DEFICIT
                                                                                        ACCUMULATED
                                             NUMBER                      ADDITIONAL      DURING THE
                                               OF            PAR          PAID-IN       DEVELOPMENT
                                             SHARES         VALUE         CAPITAL          STAGE           TOTAL
                                          ------------   ------------   ------------    ------------    ------------
Shares issued for cash (March 2003)         10,000,000   $     10,000   $     (5,000)   $         --    $      5,000
Shares issued for cash (April 2003)          1,250,000          1,250          1,250              --           2,500
Shares issued for cash (May 2003)            3,750,000          3,750          3,750              --           7,500
Shares issued for cash (July 2003)              40,000             40          9,960              --          10,000
Net loss for the period                             --             --             --         (10,571)        (10,571)
                                          ------------   ------------   ------------    ------------    ------------

Balance, November 30, 2003                  15,040,000         15,040          9,960         (10,571)         14,429

Note payable to a principal stockholder
  contributed as capital (Note 3)                   --             --         10,000              --          10,000
Net loss for the year                               --             --             --         (26,601)        (26,601)
                                          ------------   ------------   ------------    ------------    ------------

Balance, November 30, 2004                  15,040,000         15,040         19,960         (37,172)         (2,172)

Net loss for the three months                       --             --             --          (4,079)         (4,079)
                                          ------------   ------------   ------------    ------------    ------------

Balance, February 28, 2005                  15,040,000   $     15,040   $     19,960    $    (41,251)   $     (6,251)
                                          ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                         (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               FEBRUARY 28, 2005
                                  (Unaudited)
                            (Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

      The unaudited financial statements as of February 28, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

2.    NATURE OF OPERATIONS AND GOING CONCERN

      a)    Nature of Operations

            Salmon Express Inc. (the "Company") was formed and incorporated in the State of Nevada on February 20, 2003 and is a development stage company. The Company has developed a system of processing (flash freezing and cryo-vacuum packaging) and distribution of salmon from the North Pacific Ocean.

      b)    Going Concern

            Since its inception, the Company has been dependent upon the proceeds of stock sales from its stockholders to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be a commercial success. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has very little revenue and business operations and incurred a net loss of $4,079 and negative cash flow from operations of $4,426 for the three months ended February 28, 2005 and has an accumulated deficit of $41,251. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            The Company's ability to continue operations is uncertain and is dependent upon its ability to achieve profitability, maintain current financing and obtain new sources of financing. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue operations.

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

      b)    Basis of Presentation of Financial Information

            The accompanying financial statements as of February 28, 2005, and for the three months then ended, have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included.

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

      d)    Loss Per Common Share

            Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation of diluted loss per share, because their effect would be anti-dilutive. There are no common stock equivalents outstanding as of February 28, 2005 and 2004.

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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Continued)

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

            The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The Company had no revenue producing assets as at February 28, 2005 and therefore there is no impairment.

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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (Continued)

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

      g)    Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments, which is comprised of accrued liabilities at February 28, 2005, approximates their fair values due to the short term nature of these instruments.


4.    NOTE PAYABLE

The note payable is interest free and repayable on demand. As the note payable is due to a principal stockholder, it has been classified into equity as part of additional paid-in capital.


5.    MERGER AGREEMENT

On January 31, 2005, the Board of Directors approved the following:

      i) entering into a merger agreement with MicroMed Technology, Inc. effective May 1, 2005;
      ii)   reverse stock split of 1 for 3.3528 immediately prior to the merger;
      iii)  reincorporation from the State of Nevada to the State of Delaware;
            and
      iv)   a name change to "Micro Med Cardiovascular Technologies, Inc."

     Majority shareholder approval was also received on January 31, 2005.

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.    MERGER AGREEMENT

      Under the terms of the merger agreement, the Company will incorporate a subsidiary which will be merged with MicroMed Technology, Inc. ("MicroMed"). Each issued and outstanding share of common stock of the subsidiary will be converted into one issued share of the surviving corporation. Each fully issued share of MicroMed common stock outstanding will be converted into one issued share of the Company's common stock. Warrants to purchase shares of MicroMed common stock and options to purchase shares of MicroMed common stock outstanding immediately prior to the effective date will be assumed by the Company and will become warrants to purchase shares of the Company's common stock or options to purchase shares of the Company's common stock, as applicable. The shares of the Company owned by the current majority shareholder will be cancelled and all the pre-merger assets and liabilities will be transferred to that shareholder.


Item 2. Management's Discussion and Analysis or Plan of Operations

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

In light of the lack of results to our marketing efforts to date, our President has initiated discussions with MicroMed Technology, Inc. ("MicroMed"), a privately held Delaware corporation based in Houston, Texas, to merge a subsidiary of Salmon Express with and into MicroMed, with MicroMed as the surviving entity at the subsidiary level. On February 3, 2005 and March 30, 2005, respectively, the Company filed a form PREM14C and form PRER14C with the Securities Exchange Commission of the United States pursuant to a proposed Agreement and Plan of Merger with MicroMed. MicroMed is a medical device company focused on the development of ventricular assist device ("VAD") products. MicroMed has developed a miniaturized heart pump, or VAD, known as the DeBakey VAD (the "DeBakey VAD") to address congestive heart failure, a condition where the diseased heart cannot pump adequate blood to meet the oxygen and nutritional needs of the body. The DeBakey VAD is a small (1 inch x 3 inches) National Aeronautics and Space Administration designed axial flow pump that can provide increased blood flow from the left ventricle of the heart throughout the body for patients whose hearts are diseased and unable to maintain adequate blood flow to sustain their lives.

Liquidity

To jump start our business plan and to operate our business for the next 12 months, we believe we will need approximately $50,000. We plan on obtaining this operating capital from our own available funds, and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. The cash on hand we have at the present time will sustain the operations of Salmon Express for approximately two months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has very little revenue and business operations and incurred a net loss of $4,079 and negative cash flow from operations of $4,426 for the three month period ended February 28, 2005, and net loss of $26,601 for the year ended November 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company" internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

On February 3, 2005 and March 30, 2005, respectively, the Company filed a form PREM14C and form PRER14C with the Securities Exchange Commission of the United States pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") with MicroMed Technology, Inc. ("MicroMed"), a privately held Delaware corporation based in Houston, Texas. The Merger is to be accomplished through our wholly-owned merger subsidiary in Nevada ("Merger Sub"), which will merge with and into MicroMed, with MicroMed being the survivor. We will issue shares of our common stock on a one-for-one basis to the stockholders of MicroMed in exchange for 100% of the issued and outstanding shares of common stock of MicroMed. Additionally, we will assume options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed. All outstanding options that will be assumed by us have been issued under the MicroMed 1997 Stock Option Plan or the MicroMed 2005 Stock Incentive Plan. Further to the Merger, we will assume the MicroMed 1997 Stock Option Plan and the MicroMed 2005 Stock Incentive Plan as stock option plans of Salmon. We will also issue 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed and its stockholders. Immediately prior to the Merger, we will effectuate a 1-for-3.3528 reverse stock split of our common stock (the "Stock Split"). After the Merger is concluded, we will reincorporate from the State of Nevada to the State of Delaware (the "Reincorporation") and change our corporate name to MicroMed Cardiovascular, Inc., or such other name as MicroMed may select prior to closing (the "Name Change"). Further to the Merger, we will also cancel 10,010,800 shares of our pre-split common stock held by Pete Smith and distribute assets, and related liabilities, to him that we held prior to the Merger.

The Merger will result in a change-in-control of Salmon by MicroMed's management and its stockholders and the assumption of MicroMed's operations and liabilities.

Because the contemplated Merger is to be accomplished by the Merger Sub, a vote by our stockholders was not required by the Nevada Revised Statutes. However, because members of our Board of Directors are interested parties to the Merger, we obtained the written consent of the holders of a majority of our common stock.

The affirmative vote of the holders of a majority of our outstanding voting stock is sufficient to effectuate the Stock Split. The Nevada Revised Statute provides that any action which may be taken at a meeting of the stockholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by the holders of a majority of the outstanding shares entitled to vote.

On January 31, 2005, there were 15,040,000 shares of common stock outstanding. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders. Thus, we needed the affirmative vote of 7,520,001 shares to approve the Stock Split. By action of written consent, dated January 31, 2005, holders of a majority of our outstanding shares of common stock approved the Stock Split. As a result, adoption of the Stock Split was approved and no further votes will be needed.

The affirmative vote of the holders of a majority of our outstanding voting stock is sufficient to effectuate the Name Change and the Reincorporation. The Nevada Revised Statute provides that any action which may be taken at a meeting of the stockholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by the holders of a majority of the outstanding shares entitled to vote.

On January 31, 2005, there were 15,040,000 shares of common stock outstanding. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders.

Thus, we needed the affirmative vote of 7,520,001 shares to approve the Name Change and the Reincorporation. By action of written consent, dated January 31, 2005, holders of a majority of our outstanding shares of common stock approved the Name Change and the Reincorporation. As a result, adoption of the Name Change and the Reincorporation was approved and no further votes will be needed.

The Merger will not be effective until the Articles of Merger and Certificate of Merger are filed with the Nevada Secretary of State and the Delaware Secretary of State, as applicable. The Stock Split will not be effective until we file a

Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State. The Reincorporation and the Name Change will not be effective until we file a Certificate of Incorporation with the Delaware Secretary of State and an Agreement and Plan of Merger with the Nevada Secretary of State and the Delaware Secretary of State. We intend to file these documents approximately 20 calendar days after our form PRER14C information statement, filed March 30, 2005, is first mailed to our stockholders.


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
      32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)   Reports on Form 8-K

      i) On March 21, 2005, the Registrant filed its amended report on Form 8-K/A disclosing its change in certifying accountant under item 4.01; and
      ii) On February 2, 2005, the Registrant filed its current report on Form 8-K disclosing Entry into a Material Definitive Agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALMON EXPRESS INC.


By: /s/ Pete Smith
    ---------------------------------
    Pete Smith
    CEO and CFO
    (Principal Executive Officer)
    (Principal Financial Officer)
    (Principal Accounting Officer)

    Date: April 14, 2005