Form 10QSB/A
period 2005-02-28
SALMON EXPRESS INC
filed 2005-05-05
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2005

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to ___________

                       Commission File Number: 333-111996

                               SALMON EXPRESS INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                       98-0228169
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                  6604 Topaz Drive, Vernon, BC, Canada, V1H 1N8
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (250) 558-0991
                                 --------------
                           (Issuer's telephone number)


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


                          INTERIM FINANCIAL STATEMENTS
                          ----------------------------
                                   (Unaudited)

                                FEBRUARY 28, 2005
                            (Stated in U.S. Dollars)

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------------------
                                                                                     FEBRUARY 28        NOVEMBER 30
                                                                                  --------------        -----------
                                                                                       2005                2004
                                                                                    (Unaudited)          (Audited)
----------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current
     Cash                                                                         $           -        $           4,426
============================================================================================================================

                                  LIABILITIES

                                    Current
                      Accounts payable and accrued liabilities                    $       6,251        $           6,598
                                                                                  ------------------------------------------

                              STOCKHOLDERS' EQUITY

                                  Common Stock
                                     Authorized:
                  50,000,000 common shares, par value $0.001 per share

                               Issued and outstanding:
                                15,040,000 common shares                                 15,040                   15,040

                             Additional paid-in capital                                  19,960                   19,960

                Deficit Accumulated During The Development Stage                        (41,251)                (37,172)
                                                                                  ------------------------------------------
                                                                                         (6,251)                 (2,172)
                                                                                  ------------------------------------------

                                                                                  $           -        $           4,426
============================================================================================================================

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
=================================================================================================

    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                 PERIOD FROM         PERIOD FROM
                                                                                  INCEPTION           INCEPTION
                                                              THREE MONTHS       FEBRUARY 20         FEBRUARY 20
                                                                 ENDED             2003 TO             2003 TO
                                                              FEBRUARY 28        FEBRUARY 29         FEBRUARY 28
                                                                  2005               2004               2005
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                $      (4,079)    $       (6,205)     $     (41,251)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Accounts payable                                                (347)              -                 6,251
                                                            --------------------------------------------------------
                                                                   (4,426)            (6,205)           (35,000)
                                                            --------------------------------------------------------

Cash Flows From Financing Activities
     Loan from shareholder                                           -                  -                10,000
     Issue of common shares for cash                                 -                  -                25,000
                                                            --------------------------------------------------------
                                                                     -                  -                35,000
                                                            --------------------------------------------------------

Decrease In Cash                                                   (4,426)            (6,205)              -

Cash, Beginning Of Period                                           4,426             14,429               -
                                                            --------------------------------------------------------

Cash, End Of Period                                         $        -        $        8,224      $        -
====================================================================================================================


Supplemental Disclosure Of Interest And Income Taxes Paid
     Interest paid during the period                        $        -        $         -         $        -
     Income taxes paid during the period                    $        -        $         -         $        -
====================================================================================================================

    The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

         PERIOD FROM INCEPTION, FEBRUARY 20, 2003, TO FEBRUARY 28, 2005
                                  (Unaudited)
                           (Stated in U.S. Dollars)


                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                      NUMBER                        ADDITIONAL        DURING THE
                                                        OF             PAR           PAID-IN         DEVELOPMENT
                                                      SHARES          VALUE          CAPITAL            STAGE             TOTAL
                                                  ----------------------------------------------------------------------------------
Shares issued for cash (March 2003)                  10,000,000   $     10,000    $     (5,000)   $       -           $      5,000
Shares issued for cash (April 2003)                   1,250,000          1,250           1,250            -                  2,500
Shares issued for cash (May 2003)                     3,750,000          3,750           3,750            -                  7,500
Shares issued for cash (July 2003)                       40,000             40           9,960            -                 10,000
Net loss for the period                                  -                -               -            (10,571)            (10,571)
                                                  ----------------------------------------------------------------------------------

Balance, November 30, 2003                           15,040,000         15,040           9,960         (10,571)             14,429

Note payable to a principal stockholder
  contributed as capital (Note 3)                        -                -             10,000            -                 10,000
Net loss for the year                                    -                -               -            (26,601)            (26,601)
                                                  ----------------------------------------------------------------------------------

Balance, November 30, 2004                           15,040,000         15,040          19,960         (37,172)             (2,172)

Net loss for the three months                            -                -               -             (4,079)             (4,079)
                                                  ----------------------------------------------------------------------------------

Balance, February 28, 2005                           15,040,000   $     15,040    $     19,960    $    (41,251)       $     (6,251)
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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no changes in the Company' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SALMON EXPRESS INC.


By:      /s/ Pete Smith
         ------------------------------
         Pete Smith
         CEO and CFO
         (Principal Executive Officer)
         (Principal Financial Officer)
         (Principal Accounting Officer)

         Date:      May 4th, 2005