Form 10QSB
period 2005-05-31
SALMON EXPRESS INC
filed 2005-08-03
CIK 1269515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2005

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to ___________

                       Commission File Number: 333-111996

                               SALMON EXPRESS INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                         98-0228169
          ------                                         ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of Registrant's common stock as of July 15, 2005 was: 15,040,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                               SALMON EXPRESS INC.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                  MAY 31, 2005
                            (Stated in U.S. Dollars)

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                           MAY 31    NOVEMBER 30
                                                         ----------- ----------
                                                            2005        2004
                                                         (Unaudited)  (Audited)
                                                         ----------- ----------

                        ASSETS

Current
    Cash                                                   $     --    $  4,426
                                                           ========    ========

                    LIABILITIES

                      Current
        Accounts payable and accrued liabilities           $     --    $  6,598
                                                           --------    --------

                STOCKHOLDERS' EQUITY

                    Common Stock
                     Authorized:
    50,000,000 common shares, par value $0.001 per share

                 Issued and outstanding:
                15,040,000 common shares                     15,040      15,040

               Additional paid-in capital                    26,211      19,960

  Deficit Accumulated During The Development Stage          (41,251)    (37,172)
                                                           --------    --------
                                                                 --      (2,172)
                                                           --------    --------
                                                           $     --    $  4,426
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                     CUMULATIVE
                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                           THREE MONTHS                      SIX MONTHS              FEBRUARY 20
                                              ENDED                            ENDED                   2003 TO
                                              MAY 31                           MAY 31                   MAY 31
                                       2005             2004            2005             2004            2005
                                   -------------   -------------   -------------   -------------     -----------
Revenue                            $           -   $           -   $           -   $           -     $         -
                                   -------------   -------------   -------------   -------------     -----------

Expenses
     General and administrative                -             975             823           2,180          16,177
     Professional fees                         -           4,500           3,256           9,500          25,074
                                   -------------   -------------   -------------   -------------     -----------
                                               -           5,475           4,079          11,680          41,251
                                   -------------   -------------   -------------   -------------     -----------

Net Loss For The Period            $           -   $      (5,475)  $      (4,079)  $     (11,680)    $   (41,251)
                                   =============   =============   =============   =============     ===========

Net Loss Per Share, Basic and
  diluted                          $           -   $           -   $           -   $           -
                                   =============   =============   =============   =============

Weighted Average Number Of
  Common Shares Outstanding           15,040,000      15,040,000      15,040,000      15,040,000
                                   =============   =============   =============   =============

    The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                      THREE MONTHS                  SIX MONTHS         FEBRUARY 20
                                                          ENDED                       ENDED              2003 TO
                                                          MAY 31                     MAY 31               MAY 31
                                                    2005         2004          2005          2004          2005
                                                 -----------  ----------    ----------    ----------    ----------
Cash Flows From Operating Activities
     Net loss for the period                     $        --  $   (5,475)   $   (4,079)   $  (11,680)   $  (41,251)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activities
     Accounts payable                                 (6,251)      2,500        (6,598)        2,500            --
                                                 -----------  ----------    ----------    ----------    ----------
                                                      (6,251)     (2,975)      (10,677)       (9,180)      (41,251)
                                                 -----------  ----------    ----------    ----------    ----------

Cash Flows From Financing Activities
     Loan from shareholder                             6,251                     6,251            --        16,251
     Issue of common shares for cash                      --                        --            --        25,000
                                                 -----------  ----------    ----------    ----------    ----------
                                                       6,251                     6,251            --        41,251
                                                 -----------  ----------    ----------    ----------    ----------

Decrease In Cash                                          --      (2,975)       (4,426)       (9,180)           --
                                                 -----------  ----------    ----------    ----------    ----------

Cash, Beginning Of Period                                 --       8,224         4,426        14,429            --
                                                 -----------  ----------    ----------    ----------    ----------

Cash, End Of Period                                       --       5,249            --    $    5,249    $       --
                                                 ===========  ==========    ==========    ==========    ==========

Supplemental Disclosure Of Interest And Income
  Taxes Paid
     Interest paid during the period             $        --  $       --    $       --    $       --    $       --
     Income taxes paid during the period         $        --  $       --    $       --    $       --    $       --
                                                 ===========  ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements

                              SALMON EXPRESS INC.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

            PERIOD FROM INCEPTION, FEBRUARY 20, 2003, TO MAY 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                               NUMBER                        ADDITIONAL     DURING THE
                                                 OF             PAR           PAID-IN      DEVELOPMENT
                                               SHARES          VALUE          CAPITAL          STAGE         TOTAL
                                           -------------   ------------    ------------    ------------    ------------
Shares issued for cash (March 2003)           10,000,000   $     10,000    $     (5,000)   $         --    $      5,000
Shares issued for cash (April 2003)            1,250,000          1,250           1,250              --           2,500
Shares issued for cash (May 2003)              3,750,000          3,750           3,750              --           7,500
Shares issued for cash (July 2003)                40,000             40           9,960              --          10,000
Net loss for the period                               --             --              --         (10,571)        (10,571)
                                           -------------   ------------    ------------    ------------    ------------

Balance, November 30, 2003                    15,040,000         15,040           9,960         (10,571)         14,429

Note payable to a principal stockholder
  contributed as capital (Note 4)                     --             --          10,000              --          10,000
Net loss for the year                                 --             --              --         (26,601)        (26,601)
                                           -------------   ------------    ------------    ------------    ------------

Balance, November 30, 2004                    15,040,000         15,040          19,960         (37,172)         (2,172)

Account payable to principal stockholder
contributed as capital (Note 4)                                                   6,251                           6,251
Net loss for the six months                           --             --              --          (4,079)         (4,079)
                                           -------------   ------------    ------------    ------------    ------------

Balance, May 31, 2005                         15,040,000   $     15,040    $     26,211    $    (41,251)   $         --
                                           =============   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.    BASIS OF PRESENTATION

      The unaudited financial statements as of May 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has very little revenue and business operations and incurred a net loss of $4,079 and negative cash flow from operations of $4,426 for the six months ended May 31, 2005 and has an accumulated deficit of $41,251. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

      b)    Basis of Presentation of Financial Information

      The accompanying financial statements as of May 31, 2005, and for the six months then ended, have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included.

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

      d)    Loss Per Common Share

      Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation of diluted loss per share, because their effect would be anti-dilutive. There are no common stock equivalents outstanding as of May 31, 2005 and 2004.

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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


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

      g)    Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments at May 31, 2005, approximates their fair values.

4.    NOTE PAYABLE

      Under the terms of the proposed merger (see Note 5), the principal stockholder will contribute the note payable and account payable due him to the Company. Therefore they have been classified into equity as part of additional paid-in capital.

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

                               SALMON EXPRESS INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


5.    MERGER AGREEMENT (Continued)

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

      At May 31, 2005 the merger had not yet been completed. It is management's belief that the merger will be completed.

      On May 16, 2005, the merger agreement was amended to extend the termination date of the merger to July 31, 2005.

      On July 29, 2005, the merger agreement was amended again to extend the termination date of the merger to August 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operation

Salmon sale operations have been substantially halted in anticipation of the merger with Micromed (discussed above, under note 5 to the financial statements, and discussed in more detail below). As noted, we fully anticipate the merger to occur in the very near future. However, should the merger not occur for whatever reason, we are prepared to continue with operations focusing on Salmon product sales. Before entering merger discussions, we attempted to implement our three streams for generating revenue: the sale and delivery of salmon products through our website salmonx.com; the sale and delivery of salmon products through our 1-800 phone line; and the sale and delivery of other seafood products when in season through both the web site and the 1-800 phone line. We have established distribution channels to meet any orders we receive. In the future, we may obtain cold storage space (suitable for holding flash frozen seafood products) and establish an inventory of Salmon Express products. Ultimately, once we can predict demand, establishing an inventory will improve our ability to obtain whole-sale prices for seafood products and make quality control and delivery more efficient. We intend to maintain good relationships with a number of salmon suppliers in our target geographic region so that our inventory can be maintained, diminished or increased depending on initial consumer response.

We have been sending brochures to our niche customers. These brochures highlight the superior quality of our product, the products available, ordering information and prices. We also market Salmon Express products through our internet web-site, which uses pictures, slogans and various search engine hit maximization strategies to market our product platform.

Funds received from our private offerings have provided us with enough funds to execute the initial stages of our business plan which includes the initial development of our internet web site and 1-800 ordering service, our product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors. Under currently anticipated budgetary constraints, and assuming we fail to generate any revenues in our first year of operations, we anticipate that we can maintain an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels with high quality salmon products distributors, and keep several Salmon Express products available, in various packaging schemes, for order and fast delivery with very little initial capital outflow required. We will, however, if the Micromed merger does not happen, be required to borrow funds from our president, Peter Smith, to re-initiate these operations.

Our marketing efforts to date have yielded little if any results. Unless our marketing becomes more effective than it has been to date, we will be forced to close the business or find more effective ways of conducting our business.

In light of the lack of results to our marketing efforts to date, our President has initiated discussions with MicroMed Technology, Inc. ("MicroMed"), a privately held Delaware corporation based in Houston, Texas, to merge a subsidiary of Salmon with and into MicroMed, with MicroMed as the surviving entity at the subsidiary level. We will issue shares of our common stock on a one-for-one basis to the stockholders of MicroMed in exchange for 100% of the issued and outstanding shares of common stock of MicroMed. Additionally, we will assume options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed. All outstanding options that will be assumed by us have been issued under the MicroMed 1997 Stock Option Plan or the MicroMed 2005 Stock Incentive Plan. Further to the Merger, we will assume the MicroMed 1997 Stock Option Plan and the MicroMed 2005 Stock Incentive Plan as stock option plans of our company. We will also issue 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed and its stockholders.

Immediately prior to the Merger, we will effectuate a 1-for-3.3528 reverse stock split of our common stock. After the Merger is concluded, we will reincorporate from the State of Nevada to the State of Delaware and change our corporate name to MicroMed Cardiovascular, Inc., or such other name as MicroMed may select prior to closing. Further to the Merger, we will also cancel 10,010,800 shares of our pre-split common stock held by Pete Smith and distribute assets, and related liabilities, to him that we held prior to the Merger. Mr. Smith will also receive cash remuneration of $605,213 from third parties unaffiliated with us for his agreement to cancel such shares. On February 3, 2005, March 30, 2005, and May 11, 2005, respectively, we filed a form PREM14C, a form PRER14C and a form DEF14C with the Securities Exchange Commission of the United States pursuant to a proposed Agreement and Plan of Merger with MicroMed. We also filed a supplement to our DEF14C on June 24, 2005.

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

Liquidity

To jump start our business plan and to operate our business for the next 12 months, if the discussed merger with Micromed does not happen, we believe we will need approximately $50,000. We plan on obtaining this operating capital from our own available funds, and we expect to raise capital through the sale of equity capital if business revenues are not available to pay necessary expenses. However, if funds are not available from these sources, our director and President, Mr. Pete Smith has agreed to loan Salmon Express up to $50,000 in furtherance of our plan of operations for the next twelve months. We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our products is extremely positive and orders are more numerous than expected.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has very little revenue and business operations and incurred a net loss of $4,079 and negative cash flow from operations of $4,426 for the six month period ended May 31, 2005, and net loss of $26,601 for the year ended November 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Funds received from the Company's private offerings have provided the Company with enough funds to execute the initial stages of the Company's business plan which includes the initial development of the Company's internet web site and 1-800 ordering service, the Company's product and logo development, development of key products, and the ongoing establishment of distribution agreements with key high-end salmon distributors in the region the Company intends to market. Under currently anticipated budgetary constraints, and assuming the Company fails to generate any revenues in its first year of operation commencing in the fourth quarter of 2004, the Company anticipates that it will have an operational Internet web site, being Salmonx.com, an operational 1-800 number service, distribution channels established with high quality salmon products distributors, and several Salmon Express products available, in various packaging schemes, for order and fast delivery. We will, however, if the Micromed merger does not happen, be required to borrow funds from our president, Peter Smith, to re-initiate these operations. For further information relevant to the Company's ability to continue as a going concern, see section "Liquidity" above.

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

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b) and 15d-15(b) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no changes in the Company' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

On February 3, 2005, March 30, 2005, and May 11, 2005, respectively, we filed a form PREM14C, a form PRER14C and a form DEF14C with the Securities Exchange Commission of the United States pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") with MicroMed Technology, Inc. ("MicroMed"), a privately held Delaware corporation based in Houston, Texas. Subsequently, we also filed a supplement to our DEF14C on June 24, 2005. The Merger is to be accomplished through our wholly-owned merger subsidiary in Nevada ("Merger Sub"), which will merge with and into MicroMed, with MicroMed being the survivor. We will issue shares of our common stock on a one-for-one basis to the stockholders of MicroMed in exchange for 100% of the issued and outstanding shares of common stock of MicroMed. Additionally, we will assume options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed. All outstanding options that will be assumed by us have been issued under the MicroMed 1997 Stock Option Plan or the MicroMed 2005 Stock Incentive Plan. Further to the Merger, we will assume the MicroMed 1997 Stock Option Plan and the MicroMed 2005 Stock Incentive Plan as stock option plans of Salmon. We will also issue 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed and its stockholders. Immediately prior to the Merger, we will effectuate a 1-for-3.3528 reverse stock split of our common stock (the "Stock Split"). After the Merger is concluded, we will reincorporate from the State of Nevada to the State of Delaware (the "Reincorporation") and change our corporate name to MicroMed Cardiovascular, Inc., or such other name as MicroMed may select prior to closing (the "Name Change"). Further to the Merger, we will also cancel 10,010,800 shares of our pre-split common stock held by Pete Smith and distribute assets, and related liabilities, to him that we held prior to the Merger.

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

Item 5. Other Information.

As previously disclosed on a current report on Form 8-K filed on February 1, 2005, we entered into an Agreement and Plan of Merger dated January 31, 2005, by and among the our company, MicroMed, Salmon Acquisition Corp., a privately-held Nevada corporation and wholly-owned subsidiary of our company (the "Merger Sub"), and Pete Smith.

On May 16, 2005, the parties entered into a First Amendment to Agreement and Plan of Merger, which extends the termination date of the merger to July 31, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      2.1 First Amendment to Agreement and Plan of Merger, dated as of May 16, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr.

      31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

      32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.


(b) Reports on Form 8-K.

On March 21, 2005, the Registrant filed its amended report on Form 8-K/A disclosing its change in certifying accountant under item 4.01.


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

         Date:      August 3, 2005