Form 10QSB
period 2005-09-30
MICROMED CARDIOVASCULAR INC
filed 2005-11-14
CIK 1269515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number: 000-51487

MICROMED CARDIOVASCULAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0228169 (I.R.S. Employer Identification No.)
8965 Interchange Drive
Houston, Texas 77054
(Address of principal executive offices)
(713) 838-9210
(Issuer telephone number)
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 per share	Outstanding as of October 31, 2005 20,111,382
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

MICROMED CARDIOVASCULAR, INC.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,944,954	$687,162
Accounts receivable	746,833	1,616,283
Inventory	2,949,280	3,229,863
Prepaids and other assets	514,135	221,897

Total current assets	6,155,202	5,755,205
Property and equipment, net	600,471	572,198
Other assets	60,622	40,078

Total assets	$6,816,295	$6,367,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,196,800	$1,267,572
Accrued liabilities	809,410	1,016,740
Current portion of long-term debt	927,945	927,945
Note payable	736,404	1,177,472
Bridge loans from stockholders	—	1,000,000

Total current liabilities	4,670,559	5,389,729
Long-term debt	739,621	1,234,070
Redeemable convertible preferred stock:
Series A Preferred stock, $.001 par value, 0 and 1,000,000 shares authorized, issued and outstanding	—	6,201,682
Series B Preferred stock, $.001 par value, 0 and 2,000,000 shares authorized, issued and outstanding	—	12,668,718
Series C Preferred stock, $.001 par value, 0 and 3,700,000 shares authorized, 0 and 3,518,153 shares issued and outstanding	—	25,052,402
Series D Preferred stock, $.001 par value, 0 and 5,000,000 shares authorized, 0 and 4,593,011 shares issued and outstanding	—	28,158,092
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common Stock, $.001 par value, 100,000,000 shares authorized, 20,148,339 issued and 18,611,361 shares outstanding at September 30, 2005; 65,000,000 shares authorized, 14,460,069 issued and outstanding at December 31, 2004	20,111	5,093
Additional paid-in capital	85,771,262	—

Common stock in escrow, 1,500,000 shares	(1,500)	—

Deferred compensation	(509,644)	—

Deficit accumulated during development stage	(83,874,114)	(72,342,305)

Total stockholders’ equity (deficit)	1,406,115	(72,337,212)

Total liabilities and stockholders’ equity (deficit)	$6,816,295	$6,367,481

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					Period from
					Inception
					(October 6, 1995)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
				(Restated)
Revenues:
International product sales	$466,652	$145,532	$1,458,629	$1,130,839	$7,407,713
Clinical reimbursements	519,255	814,072	2,982,616	3,157,974	15,660,917

Total Revenue	985,907	959,604	4,441,245	4,288,813	23,068,630

Expenses:
Research and development, including stock-based compensation of $128,879, $0, $128,879, $0, and $128,879, respectively	2,593,027	2,775,773	8,742,881	9,184,885	66,941,847

General and administrative, including stock-based compensation of $60,428, $0, $60,428, $0, and $60,428, respectively	952,049	760,888	2,703,311	1,866,248	18,674,710

Total operating expenses	3,545,076	3,536,661	11,446,192	11,051,133	85,616,557

Loss from operations	(2,559,169)	(2,577,057)	(7,004,947)	(6,762,320)	(62,547,927)

Interest and other income (expenses)	(9,203)	10,473	(27,728)	35,823	1,568,560
Interest expense	(122,227)	(77,728)	(420,377)	(112,215)	(1,026,310)

Net loss	(2,690,599)	(2,644,312)	(7,453,052)	(6,838,712)	(62,005,678)
Convertible preferred stock dividends and accretion	(1,445,641)	(1,334,098)	(4,083,838)	(3,982,294)	(22,627,219)

Net loss available to common stockholders	$(4,136,240)	$(3,978,410)	$(11,536,890)	$(10,821,006)	$(84,632,897)

Basic and diluted net loss per share available to common stockholders	$(0.25)	$(0.28)	$(0.76)	$(0.75)

Weighted average common shares outstanding	16,761,329	14,460,069	15,200,175	14,412,769

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period from
			Inception
			(October
			6, 1995)
	Nine Months Ended		Through
	September 30,		September 30,
	2005	2004	2005
		(Restated)
Cash flows from operating activities:

Net loss	$(7,453,052)	$(6,838,712)	$(62,005,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,726	260,665	2,529,765
Conversion of accrued interest on Series C Preferred Stock	—	—	95,778
Conversion of accrued interest on Series D Preferred Stock	—	—	251,088
Services contributed by stockholders	—	—	300,050
Issuance of warrants/options to non-employees	11,423	—	64,773
Amortization of deferred compensation	189,296	—	319,746
Amortization of warrants	27,913	—	27,913
Loss on disposal of fixed assets	5,489	—	7,287

Changes in assets and liabilities:
Accounts receivable	869,450	554,986	(746,833)
Inventory	101,859	(1,311,457)	(3,128,004)
Prepaids and other assets	(340,695)	(113,963)	(662,683)
Accounts payable and accrued liabilities	672,719	186,211	3,000,174

Net cash used in operating activities	(5,712,872)	(7,262,270)	(59,946,624)

Cash flows from investing activities:

Purchase of property and equipment	(57,764)	(302,458)	(2,898,787)

Net cash used in investing activities	(57,764)	(302,458)	(2,898,787)

Cash flows from financing activities:

Proceeds from bridge loan from stockholders	3,500,001	—	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	4,090,879	2,841,710	8,306,294
Repayments of notes payable	(5,026,396)	(440,778)	(5,945,466)
Proceeds from issuance of warrants and preferred stock, net of offering cost	—	—	43,397,713
Proceeds from issuance of common stock and cash contributed by stockholders	4,462,932	—	4,462,932
Proceeds from exercise of stock options and issuance of common stock and cash contributed by stockholders	1,012	—	125,891
Net cash provided by financing activities	7,028,428	2,400,932	64,790,365

			Period from
			Inception
			(October
			6, 1995)
	Nine Months Ended		Through
	September 30,		September 30,
	2005	2004	2005
		(Restated)
Change in cash and cash equivalents	1,257,792	(5,163,796)	1,944,954
Beginning cash and cash equivalents	687,162	6,603,129	—

Ending cash and cash equivalents	$1,944,954	$1,439,333	$1,944,954

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$252,337	$112,214	$419,091

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$4,083,838	$3,982,294	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$4,500,001	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$76,164,733	$—	$76,164,733

Issuance of options below fair market value	$698,540	$—	$698,540

Issuance of warrants in connection with financing	$2,118,066	$—	$855,717

Issuance of common stock into escrow	$1,500	$—	$1,500

Cancellation of shares in connection with Recapitalization	$5,077	$—	$5,077

Withholding of stock upon option exercises	$49,181	$—	$49,181

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (“MicroMed” or the “Company”) (formerly Salmon Express, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. (See Note 2 for discussion of impact of reverse merger.) Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
     For further information, refer to the financial statements and footnotes thereto of MicroMed Technology, Inc. included in the Information Statement Pursuant to Section 14(c), as amended, of Salmon Express, Inc. for the year ended December 31, 2004, as filed with the SEC.
     Certain reclassifications of prior year information have been made to conform to current year presentation.
2. Reverse Merger and Financing
Completion of Merger
     On January 31, 2005, Salmon Express, Inc., a Nevada corporation (“Salmon”), along with Salmon Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Salmon (“Merger Sub”) and certain existing stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., a privately held Delaware corporation (“MicroMed Technology”), pursuant to which Salmon would be acquired by MicroMed Technology in a merger transaction wherein Merger Sub would merge with and into MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly-owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.
     Accordingly, from an historical perspective, MicroMed Technology was deemed to have been the acquirer in the reverse merger and MicroMed Technology is deemed the survivor of the reorganization. Accordingly, the financial statements of MicroMed Technology presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders equity (deficit) has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended September 30, 2005. All costs associated with the Merger were expensed as incurred.
Principal Terms of the Merger
     On August 10, 2005, Merger Sub was merged with and into MicroMed Technology, the separate existence of Merger Sub ceased, and MicroMed Technology continued as the surviving corporation at the subsidiary level. Salmon issued shares of its common stock on a one-for-one basis to the stockholders of MicroMed Technology in exchange for 100% of the issued and outstanding shares of common stock of MicroMed Technology (in the aggregate 17,013,145 shares). Additionally, Salmon assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed Technology. All outstanding options that were assumed by Salmon have been issued under the MicroMed Technology 1997 Stock Option Plan or the MicroMed Technology 2005 Stock Incentive Plan. Further to the Merger, Salmon assumed the MicroMed Technology 1997 Stock Option Plan and the MicroMed Technology 2005 Stock Incentive Plan as stock option plans of Salmon. Salmon also issued 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed Technology and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against Salmon, all or a portion of the Escrow shares would be issued on a pro rata basis to those parties who were MicroMed Technology stockholders of record immediately prior to the Merger. To the extent that the Escrow shares are not distributed to former holders of MicroMed Technology stock as a result of indemnification claims made prior to the anniversary of the Merger, those escrow shares will be canceled. Immediately prior to the Merger, Salmon effectuated a 1-for-3.3528 reverse stock split of its common stock. After the Merger was concluded, Salmon reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to MicroMed Cardiovascular, Inc. Further to the Merger, Salmon also canceled 10,010,800 shares of its pre-split common stock held by Pete Smith, the founder of Salmon resulting in total shares of Salmon stock outstanding of 1,500,000 post split. Salmon distributed assets, and related liabilities, to Pete Smith that Salmon held prior to the Merger. Mr. Smith also received cash remuneration of $605,213 from third parties unaffiliated with Salmon for his agreement to cancel such shares. The directors and officers of Salmon resigned and the directors and officers of MicroMed Technology became the directors and officers of the Company.
     Immediately prior to the closing of the Merger, MicroMed Technology had outstanding 17,013,145 shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the Merger, MicroMed Cardiovascular had 18,513,145 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock.
The Private Placement
     Immediately prior to the closing of the Merger, MicroMed Technology closed a $4,991,683 private placement (the “Private Placement”) of its common stock and warrants. MicroMed Technology engaged a placement agent in connection with the Private Placement. Each investor in the Private Placement purchased shares of MicroMed Technology common stock at $1.33 per share and seven-year warrants, exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the Private Placement at a per share exercise price of $1.33 (all investors introduced to MicroMed Technology by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are redeemable by us at any time after one year from the date of issuance. The value of the warrants was determined to be $2,118,066 using the Black-Scholes option pricing model and has been recorded in stockholders’ equity. As partial consideration for services rendered further to the Private Placement, the placement agent was issued 300,000 shares of MicroMed Technology’s common stock.
3. Restatement
     Effective July 1, 2003, in connection with the adoption of SFAS No. 150, the Company treated its redeemable convertible preferred securities as mandatorily redeemable and recorded the securities as a liability with the related dividends and accretion accrued as interest expense. Upon additional evaluation of the terms of the redeemable convertible preferred stock in 2004 it was determined that the securities are contingently redeemable rather than mandatorily redeemable, and the related dividends should have remained as part of stockholders’ deficit and should not have been recorded as interest expense. Because the shares are contingently redeemable under terms not controlled by the Company, the redeemable convertible preferred stock is classified as mezzanine equity in accordance with Article 5-02.28 of Regulation S-X expanded by ASR 268. Accordingly, the financial statements as of September, 2004 have been restated for the correction of this error surrounding the redemption features of its redeemable convertible preferred securities. The restatement had no impact on net loss available to common stockholders; however, it did impact net loss. The Company has restated the statement of operations for the year ending September 30, 2004 as follows:

			September 30,
	As Reported	Adjustments	2004 Restated
Loss from operations	$(6,762,320)	$—	$(6,762,320)
Interest income	35,823	—	35,823
Interest expense	(4,094,509)	4,094,509	(112,215)

Net loss	(10,821,006)	4,094,509	(6,838,712)
Convertible preferred stock dividends	—	(4,094,509)	(3,982,294)

Net loss available to common stockholders	$(10,821,006)	$—	$(10,821,006)

4. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented. The shares issued into escrow to cover indemnification obligations have been excluded from the calculation of net loss per share as they are considered contingently returnable.
5. Warrant
     On September 15, 2005, the Company entered into an agreement with an investor relations firm, the terms of which included a warrant to purchase 90,000 shares of the Company’s common stock at a strike price of $3.50 per share, which was the fair market value of the Company’s common stock on the date of grant. The warrant vests equally over a 24 month period. The Company is recording the warrant at its fair value, as determined by the Black-Scholes pricing model, on a monthly basis as the services are performed in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value recorded in the statement of operations for the period ended September 30, 2005 was nominal.
6. Stock-Based Compensation
     On August 10, 2005, the Company granted 529,500 non-qualified stock options to employees and non-employee directors under the Company’s newly adopted 2005 Stock Option Plan at $0.01 per share. The fair market value of the Company’s stock was $1.33 on the grant date. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates from the date of grant. Deferred compensation in the amount of approximately $700,000 was recorded at the date of grant. For the quarter ended September 30, 2005, approximately $190,000 has been recognized as compensation expense. The Company also granted a non-employee consultant an additional 11,000 shares at $0.01. The options are being recorded at their fair value, based on the Black-Scholes option pricing model, and will be remeasured over the vesting period until such time as they are exercised or canceled. For the three months ended September 30, 2005, the Company recorded approximately $6,000 of non-cash compensation as a result of this grant. To cover employee and non-employee minimum statutory withholding taxes related to these grants, the Company withheld 36,978 shares of common stock purchased upon initial exercise on the grant date at the then fair market value, and have recorded that amount as treasury stock at September 30, 2005.
     Options to purchase an additional 1,344,500 shares of common stock were granted to employees, non-employee directors and a non-employee consultant on August 23, 2005 at the fair market value on the date of grant with similar vesting terms of the August 10, 2005 grant discussed above. The grant to the non-employee was an option to purchase 24,000 shares and which is being recorded at fair value, based on the Black-Scholes option pricing model, until such time as all the shares subject to the option are exercised or canceled. For the three months ended September 30, 2005, the Company recorded approximately $4,900 of non-cash compensation as a result of this grant.
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, allows the Company to adopt one of two methods of accounting for stock options. The Company has elected the method that requires disclosure only of stock-based compensation. Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB No. 25, no compensation expense is recorded for stock option grants to employees with an exercise price equal to or greater than the fair value of underlying stock as determined by the Company’s board of directors at the date of grant. For purposes of the SFAS No. 123 proforma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 as the fair value of the consideration received.

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss available to common stockholders	$(4,136,240)	$(3,978,410)	$(11,536,890)	$(10,821,006)
Add: total compensation expense for options determined under the intrinsic value based method for all awards	189,296	—	189,296	—
Deduct: total compensation expense for options determined under fair value based methods for all awards	(102,579)	(35,323)	(179,259)	(112,738)

Pro forma net loss available to common stockholders	$(4,049,523)	$(4,013,733)	$(11,526,853)	$(10,933,744)

Basic and diluted net loss per share available to common stockholders	$(0.25)	$(0.28)	$(0.76)	$(0.75)

Pro forma basic and diluted net loss per share available to common stockholders	$(0.24)	$(0.28)	$(0.76)	$(0.76)

7. Subsequent Event
     In October 2005, the Company entered into an agreement with Hunter World Markets, Inc. to act as the placement agent (“Placement Agent”) to assist the Company in raising additional capital. Under the terms of the agreement, the Company has agreed to pay the Placement Agent a fee of 10% of all funds raised. In connection with retaining the Placement Agent, we entered into a Term Credit Agreement with The Hunter Fund Limited, an affiliate of the Placement Agent, whereby we borrowed $150,000 at 10% per annum to be repaid at the earlier of (a) October 13, 2006, or (b) the closing of an equity financing conducted by the Placement Agent that results in gross proceeds of at least $3,000,000. We also issued a warrant to the Placement Agent to purchase 150,000 shares of common stock at an exercise price per share equal to 50% of the per share purchase price of the next securities offering of the Company with gross proceeds of at least $3,000,000. The warrant expires five years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report. With respect to this discussion, the terms “MicroMed,” “Company”, “we,” “us,” and “our” refer to MicroMed Cardiovascular, Inc. and our wholly-owned subsidiary, MicroMed Technology, Inc.
Recent Events
Completion of Merger
     On January 31, 2005, Salmon Express, Inc., a Nevada corporation (“Salmon”), along with Salmon Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Salmon (“Merger Sub”) and certain existing stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., a privately held Delaware corporation (“MicroMed Technology”), pursuant to which Salmon would be acquired by MicroMed Technology in a merger transaction wherein Merger Sub would merge with and into MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly-owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.
     Accordingly, from an historical perspective, MicroMed Technology was deemed to have been the acquirer in the reverse merger and MicroMed Technology is deemed the survivor of the reorganization. Accordingly, the financial statements of MicroMed Technology presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders equity (deficit) has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended September 30, 2005. All costs associated with the Merger were expensed as incurred.
Principal Terms of the Merger
     On August 10, 2005, Merger Sub was merged with and into MicroMed Technology, the separate existence of Merger Sub ceased, and MicroMed Technology continued as the surviving corporation at the subsidiary level. Salmon issued shares of its common stock on a one-for-one basis to the stockholders of MicroMed Technology in exchange for 100% of the issued and outstanding shares of common stock of MicroMed Technology (in the aggregate 17,013,145 shares). Additionally, Salmon assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed Technology. Salmon also issued 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed Technology and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against Salmon, all or a portion of the Escrow shares would be issued on a pro rata basis to those parties who were MicroMed Technology stockholders of record immediately prior to the Merger. To the extent that the Escrow shares are not distributed to former holders of MicroMed Technology stock as a result of indemnification claims made prior to the anniversary of the Merger, those escrow shares will be canceled. Immediately prior to the Merger, Salmon effectuated a 1-for-3.3528 reverse stock split of its common stock. After the Merger was concluded, Salmon reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to MicroMed Cardiovascular, Inc. Further to the Merger, Salmon also canceled 10,010,800 shares of its pre-split common stock held by Pete Smith, the founder of Salmon resulting in total shares of Salmon stock outstanding of 1,500,000 post split. Salmon distributed assets, and related liabilities, to Pete Smith that Salmon held prior to the Merger. Mr. Smith also received cash remuneration of $605,213 from third parties unaffiliated with Salmon for his agreement to cancel such shares. The directors and officers of Salmon resigned and the directors and officers of MicroMed Technology became the directors and officers of the Company.
     Immediately prior to the closing of the Merger, MicroMed Technology had outstanding 17,013,145 shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the Merger, MicroMed Cardiovascular had 18,513,145 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock.
The Private Placement
     Immediately prior to the closing of the Merger, MicroMed Technology closed a $4,991,683 private placement (the “Private Placement”) of its common stock and warrants. MicroMed Technology engaged a placement agent in connection with the Private Placement. Each investor in the Private Placement purchased shares of MicroMed Technology common stock at $1.33 per share and seven-year warrants, exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the Private Placement at a per share exercise price of $1.33 (all investors introduced to MicroMed Technology by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are redeemable by us at any time after one year from the date of issuance. As partial consideration for services rendered further to the Private Placement, the placement agent was issued 300,000 shares of MicroMed Technology’s common stock.
     Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “MMCV.”
Overview
     We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of September 30, 2005, we had an accumulated deficit of approximately $83.8 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.
     Our operations involve the manufacture and distribution of the DeBakey VAD. We have received regulatory approval to sell the DeBakey VAD in Europe and are involved in two clinical trials in the U.S., for which we receive reimbursements for our products from hospitals involved in our clinical trials that are categorized as revenues. We sell our products through distributors internationally and have direct relationships with hospitals in our U.S. trials.
     The role of implantable ventricular assist as a key therapeutic tool for the treatment of advanced heart failure continues to emerge. Since the initial use of VADs began in 1993 as a bridge to heart transplantation, the market has recently grown to include patients that are ineligible for a heart transplant. This use has been coined as “Destination Therapy” since it is considered a complete therapy rather than a bridge to a next step in the therapeutic spectrum. The demand for heart transplantation far exceeds the available supply of donor hearts. The bridge to transplant market is a subset of the heart transplant market and is therefore a relatively small market, estimated by some industry analysts to be approximately $100 million worldwide. Accordingly, adoption rate by physicians as a destination therapy is the key to VAD market growth. Patients are referred to cardiovascular surgeons for VAD implantation from heart failure cardiologists, mostly after the patient has failed to respond to conventional drug therapy. Many heart failure cardiologists are not familiar with VAD technologies or believe that VAD technologies are not suitable for a large percentage of their patients. One of the challenges faced by the VAD industry is to gain the confidence of these heart failure cardiologists so that they will refer more patients for VAD implantation.
     The DeBakey VAD addresses the failure of the left ventricle, the main pumping chamber of the heart, to pump adequate oxygenated blood throughout the body. Right ventricular failure is commonly treated by pharmaceutical agents, but the use of RVADs or support of both ventricles (BiVAD) could increase. The need for support of the right ventricle may affect revenue since a matched right ventricular system may be chosen from another company.
     Adverse events are typically anticipated due to the advanced nature of the patient’s heart failure and other organ involvement. These may include, but are not limited to thrombus, bleeding, infection, stroke, end organ failure and device malfunction. If trends of adverse events for the DeBakey VAD exceed those of competitive devices, it would likely result in reduced product utilization and lower revenues for MicroMed.
     The VAD market is segmented by product type and specific indication. The advent of other heart failure technologies geared toward healthier heart failure patients may delay or preclude the referral of patients for VADs. Moreover, although those products are not intended for the same patient population as a VAD, overlap does occur. This is exemplified through biventricular pacemakers, cardiac restraining devices and pharmaceutical agents.
     The VAD industry is undergoing a period of substantial technological change. The most obvious change is the shift from large pulsatile devices such as the HeartMate XVE device to the much smaller continuous flow devices such as the DeBakey VAD or the HeartMate II device. There are also differences in the technologies of continuous flow VADs. For example, the DeBakey VAD and the HeartMate II utilize mechanical bearings to stabilize the impeller. Some companies are developing VADs with magnetically suspended impellers, under the assumption that elimination of a mechanical shaft would avoid long term bearing wear and reduce heat that can contribute to thrombus formation. New technologies with superseding benefits may affect MicroMed’s rate of enrollment in studies, the date of study completion, commercial launch times and ultimate market penetration. There is no way to predict which of these technologies, if any, will succeed in the marketplace.
     The current practice for some VAD companies is to place their products in hospitals on a consignment basis. Broad adoption of this practice could delay achievement of MicroMed’s revenue objectives.
     A typical total for billed charges of a VAD implantation is significant (normally $175,000 to $200,000). VAD implantation is covered by most private insurance and by CMS for Medicare-eligible patients. Although Medicare reimbursement was increased to an average of $136,000 in October 2004, there is no assurance that this reimbursement level will be sufficient enough of an economic incentive to convince potential VAD hospital customers to develop or expand a VAD implant program. Private insurance contracts vary by hospital and by carrier; however, the reimbursement level from private insurance may not be sufficient to support developing or expanding a VAD implant program.
     Due to the protocols and the inclusion/exclusion criteria associated with the clinical trials, the number of potential implant patients that can receive a DeBakey VAD during clinical trials is much smaller than the overall VAD patient population. Accordingly, clinical trial implants and associated revenues, earnings and cash flows are inherently difficult to predict and will continue to be so until MicroMed receives commercial approval to market the product in the U.S.
     MicroMed faces several potential challenges in its drive for commercial success, including raising sufficient capital to fund its business plan, motivating surgeons involved in MicroMed’s clinical trials to continue to implant the DeBakey VAD so that MicroMed can complete trials and gain FDA approval to market the products in the U.S., competition from established, well funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than MicroMed. Additionally, the overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We now believe that it is likely that we will not meet the performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. We are having discussions with the Food and Drug Administration about modifications to the BTT clinical trial that could potentially enable us to successfully complete the trial. Our Data Safety Monitoring Board has been reviewing the results of the BTT clinical trial to date and, as a result of the likelihood that we will not reach its stated survival endpoint in the trial, may recommend that we halt enrollment in the BTT trial. Halting enrollment in the BTT clinical trial would have a material adverse effect on our operations and financial condition. Further, we have only enrolled 12 patients to date in our Destination Therapy (“DT”) trial and believe that we need to redesign the structure of the trial to accommodate a shorter PMA pathway. The Company has initiated discussions with its clinical consultants and the FDA regarding a modified trial design that would enable the Company to increase the pace of patient enrollment, as well as shorten the path to trial completion for this indication. Although it is the Company’s goal to transfer current patients in the existing DT trial into the new trial design, it is uncertain whether or not the FDA will allow that transfer into the new trial. Therefore, the Company has decided to temporarily suspend further implants in the current DT trial and resume patient enrollment once the revised study design is released.

Research and Development
     Our research and development activities have been primarily focused on the development and pilot clinical trials of the DeBakey VAD. Since our inception in 1995 and through September 30, 2005 we have incurred research and development costs of approximately $67.0 million.
     Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with the clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.
     In the future, the rate of spending on the DeBakey VAD system is likely to increase as additional clinical trials are performed.
     At this time, due to the risks inherent in the clinical trial process and given the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. However, we expect our research and development costs to be substantial and to increase as we continue the development of our current product candidates, as well as continue and expand our research programs.
     The lengthy process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:
     Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales our DeBakey VAD products and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the U.S. (for our DeBakey VAD Child product only, which is approved for sale in the U.S.). Under FDA rules, we are not allowed to sell products in the U.S. until such time as we receive a Pre-Market Approval for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon shipment), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.
     Accounts Receivable. Accounts receivable represent amounts due from customers for goods shipped. We extend various terms to our customers, with payment terms from 30-180 days, depending on the customer and country, and we do not require collateral. We periodically assess the collectibility of our receivables and establish reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced significant collectibility problems to date. If the collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.
     Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would have to record a charge to operations classified as cost of products sold.
     Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, allows us to adopt one of two methods of accounting for stock options. We have elected the method that requires disclosure only of stock-based compensation. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB No. 25, no compensation expense is recorded for stock option grants to employees with an exercise price equal to or greater than the fair value of underlying stock as determined by our board of directors at the date of grant. For purposes of the SFAS No. 123 proforma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 as the fair value of the consideration received or the fair value of the equity instruments issued.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised) “Share-Based Payment.” The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. On April 14, 2005, the FASB delayed the implementation dates for this statement. MicroMed will adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or canceled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.
     We have begun evaluating the impact of adopting SFAS 123 (Revised) on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123 (Revised), we are also considering the potential implementation of a different valuation model to determine the fair value of stock-based compensation, although no decision has yet been made. We believe the adoption of SFAS 123 (Revised) will have a material impact on our results of operations, regardless of the valuation technique used.
Results of Operations
Three Months Ended September 30, 2005 and 2004
Revenues
     We had revenues of $1.0 million for the three months ended September 30, 2005, as compared to revenues of $1.0 million for the same period in 2004. The revenues were higher due to slightly higher VAD sales during 2005 as a result of more sites being recruited to join the studies in late 2004 and 2005.
Research and Development
     Research and development expenses were $2.6 million for the three months ended September 30, 2005 versus $2.8 million for the three months ended September 30, 2004, representing a $0.2 million, or 7%, decrease. Significant components of the change are as follows (in millions):

	Three Months Ended	Three Months Ended
	September 30,	September 30,	$	%
	2005	2004	Change	Change
Production	$0.7	$0.7	$0.0	0%
Engineering and development	0.3	0.8	(0.5)	(63%)
Quality, clinical and regulatory	1.2	0.9	0.3	33%
Sales and marketing	0.4	0.4	0.0	0%

Total	$2.6	$2.8

•	Engineering and development costs decreased due to a reduction in engineering projects in 2005 to conserve cash while the Company attempts to secure additional funding.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical Research Organization, or CRO, and clinical trial monitoring costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The increase was due to expanded clinical trial activity in the U.S., particularly fees and expenses related to our CRO.
General and Administrative
          General and administrative expenses were $1.0 million for the three months ended September 30, 2005 versus $0.8 million for the three months ended September 30, 2004, representing a $0.2 million, or 25%, increase. The increase was due to higher legal and accounting costs associated with the reverse merger with Salmon Express and severance payments to our former Chief Executive Officer.
Interest Expense
          Interest expense was $0.1 million for the three months ended September 30, 2005 and 2004.
Net Loss and Net Loss Per Share Available to Common Stockholders
          Net loss available to common stockholders was $4.1 million in the three months ended September 30, 2005 and $4.0 million for the three months ended September 30, 2004. 2004. Net loss per share available to common stockholders decreased to $0.25 in the three months ended September 30, 2005 from $0.28 in the same period of 2004 due to the issuance of additional shares from the Private Placement in August 2005.
Nine Months Ended September 30, 2005 and 2004
Revenues
          We had revenues of $4.4 million for the nine months ended September 30, 2005, as compared to revenues of $4.3 million for the same period in 2004. The revenues were higher due to $0.3 million more revenue from international sales as a result of continued acceptance of our VADs in the European Union.
Research and Development
          Research and development expenses were $8.7 million for the nine months ended September 30, 2005 versus $9.2 million for the nine months ended September 30, 2004, representing a $0.5 million, or 5%, decrease. Significant components of the change are as follows (in millions):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2005	2004	Change	Change
Production	$2.7	$2.8	$(0.1)	(4%)
Engineering and development	0.9	1.4	(0.5)	(36%)
Quality, clinical and regulatory	3.6	3.6	0.0	0%
Sales and marketing	1.5	1.4	0.1	7%

Total	$8.7	$9.2

•	Engineering and development costs decreased due to a reduction in engineering projects in 2005 to conserve cash while the Company attempts to secure additional funding.
General and Administrative
          General and administrative expenses were $2.7 million for the nine months ended September 30, 2005 versus $1.9 million for the nine months ended September 30, 2004, representing a $0.8 million, or 42%, increase. The increase was due to higher legal and accounting costs associated with the reverse merger with Salmon Express and severance payments to our former Chief Executive Officer.
Interest Expense
          Interest expense was $0.4 million for the nine months ended September 30, 2005 versus $0.1 million for the nine months ended September 30, 2004. The increase was due to interest on the Venture Lending & Leasing loan entered into in May 2004, our Bridge Loans entered into in December 2004 and March 2005, and advances under the working capital line from Silicon Valley Bank (see “— Liquidity and Capital Resources”).
Net Loss and Net Loss Per Share Available to Common Stockholders
          Net loss available to common stockholders increased to $11.5 million in the first nine months of 2005 from $10.8 million in the same period of 2004. Net loss per share available to common stockholders was $0.76 and $0.75 for the nine months ended September 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
          As of September 30, 2005, cash and cash equivalents were $1.9 million. From our inception through September 30, 2005, we used approximately $59.9 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.
          For the nine months ended September 30, 2005, we used approximately $5.7 million in cash for operations principally as a result of a net loss of $7.4 million, along with net changes in other operating assets and liabilities of $1.2 million, principally as a result of lower payments on accounts payable due to our lower cash position and collections on accounts receivable, offset by non-cash charges of $0.2 million for depreciation and $0.2 million for stock compensation expense.
          We used minimal cash in investing activities. We expect to continue to invest in our infrastructure, including property and equipment to support our operations. We anticipate that we will spend less than $50,000 on capital expenditures during the remainder of fiscal 2005.
          Financing activities provided cash of $7.0 million during the nine months ended September 30, 2005, primarily from the receipt of proceeds of $3.5 million from a bridge loan with certain stockholders, and $4.5 million from our Private Placement. These inflows were partially offset by net payments of $0.9 million on the long-term note and credit facility during the nine months.
          In May 2004, we received $2.5 million (net $2.4 million after initial $0.1 million prepayment of principal) from a loan agreement we executed in May 2004 with Venture Lending & Leasing IV, Inc. (“VLL and the VLL Loan”). Pursuant to the VLL Loan agreement, we borrowed $2.5 million, repayable in monthly principal payments beginning in July 2004 and terminating in February 2007. Interest on the promissory note is 11.137%. Amounts outstanding under the line of credit are collateralized by a second lien on all of our assets, excluding our intellectual property. In connection with the VLL Loan, we issued to VLL a warrant to purchase $275,000 of our common stock. We were in default of the VLL Loan agreement as of August 1, 2005 due to non-payment of our August payment. VLL agreed to waive the event of default for non-payment for a period of two months, with payments to VLL commencing again starting October 1, 2005, which was made when due.
          In July 2004, we entered into a $4.5 million loan agreement with Silicon Valley Bank, which replaced our working capital line of credit with Silicon Valley Bank. Under the revised loan agreement, a new working capital line of credit is available under a formula-based calculation applied to eligible accounts receivable. Interest on draws under the new working capital line ranges from the prime rate plus 1.25% to prime plus 1.5%, depending on our quick ratio at the time of the advance. The loan agreement also requires the payment of collateral handling fees that range from 0.15% to 0.50% (also dependent on our quick ratio). The collateral handling fees are applied monthly to the daily gross account balances. Amounts outstanding on the line of credit are collateralized by all of our assets, excluding our intellectual property. The terms and conditions of the line of credit prevent us from pledging our intellectual property but do not require any financial covenants. Availability under the line is based on the following formula: (1) 80% of the eligible U.S. accounts receivable, up to a maximum loan balance of $4 million, and (2) 80% of eligible foreign accounts receivable up to a maximum loan balance of $500,000. The revised loan agreement expires April 15, 2006. At September 30, 2005, we have availability under the working capital line and equipment line to draw an additional $4.5 million
          In December 2004, we entered into a loan agreement with several of our stockholders (the “2004 Bridge Loan”). Under the terms of the 2004 Bridge Loan, we could borrow up to $3 million (the “Loan Commitment”) until August 31, 2005 (the “Loan Commitment Termination Date”), as amended. The notes issued under the 2004 Bridge Loan, as amended, were unsecured, bore interest at prime plus 3% and were convertible into shares of our capital stock.
          In March 2005, we executed a bridge loan agreement with the same stockholders that were party to the 2004 Bridge Loan (the “2005 Bridge Loan”). Under the terms of the 2005 Bridge Loan, we could borrow up to $1.5 million (“2005 Loan Commitment”) with terms identical to those of the notes issued under the 2004 Bridge Loan including the commitment to issue warrants to purchase common stock to the stockholders on the unutilized portion of the 2005 Bridge Loan at the expiration date, August 31, 2005, as amended. We utilized all amounts available under the 2005 Bridge Loan, therefore, we did not issue any warrants.
The 2004 and 2005 Bridge Loans were converted into 9,112,516 shares of our common stock in connection with our recapitalization effective August 10, 2005.
          As discussed under “—Recent Events—The Private Placement,” MicroMed Technology closed the Private Placement on August 10, 2005, upon which we received gross proceeds of $4,991,683.
          In October 2005, we entered into an agreement with Hunter World Markets, Inc. to act as the placement agent (“Placement Agent”) to assist us in raising additional capital to meet our current needs. Under the terms of the engagement letter, we agreed to pay the Placement Agent a fee of 10% of all funds raised. In connection with retaining the Placement Agent, we entered into a Term Credit Agreement with The Hunter Fund Limited, an affiliate of the Placement Agent, whereby we borrowed $150,000 at 10% per annum to be repaid at the earlier of (a) October 13, 2006, or (b) the closing of an equity financing conducted by the Placement Agent that results in gross proceeds of at least $3,000,000. We also issued a warrant to the Placement Agent to purchase 150,000 shares of common stock at an exercise price per share equal to 50% of the per share purchase price of our next securities offering with gross proceeds of at least $3,000,000. The warrant expires five years from the date of grant.
          We currently occupy approximately 22,000 square feet of space under a lease which expires on May 31, 2007. The lease may be canceled by us by giving the landlord 30 days notice prior to May 31 of any of the remaining years of the lease. This space supports our immediate operational activities. As we expand our leased space to support our growth, our occupancy costs will increase.
          We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S.

clinical trial efforts, expand our technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for at least through the end of 2005. We will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. We cannot be certain that additional capital will be available on favorable term, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.
Off-Balance Sheet Arrangements
          As of September 30, 2005, we had no off-balance sheet arrangements.
Forward-Looking Statements
          In addition to historical information, this quarterly report contains statements relating to our future business and/or results. These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “shall,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “possible,” “probable,” “intend,” “continue” and variations of these words or comparable words. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.
          These risks and uncertainties include, without limitation, those described under “Risk Factors’ in Item 2.01 of our current report on Form 8-K filed with the SEC on August 12, 2005, and, among others, the following:
•	Completion of our clinical trials;

•	Limited sources of liquidity;

•	MicroMed’s ability to obtain additional debt or equity financing;

•	MicroMed’s history of operating losses;

•	Market acceptance of the DeBakey VAD;

•	The uncertainty of FDA and other government regulatory requirements may have a material adverse effect on our ability to commercialize the DeBakey VAD;

•	The degree and nature of our competition; and

•	The limited trading market for our common stock.
          The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 3. Controls and Procedures
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
          In connection with the events described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events,” on August 10, 2005, MicroMed Technology obtained the written consent of the holders of a requisite number of shares of its common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock to approve (a) the merger with Salmon Express, Inc. and the private placement discussed in that section, (b) the company’s 2005 Stock Incentive Plan, and (c) a recapitalization of MicroMed Technology that was effected prior to the merger and the private placement.
          The recapitalization approved by MicroMed Technology’s stockholders involved (a) the conversion of all of its outstanding shares of Series A, B, C and D Preferred Stock into shares of its common stock at conversion ratios of 11.67-for-1, 23.96-for-1, 31.79-for-1 and 236.40-for-1, respectively; (b) the conversion of amounts outstanding under its $3 million 2004 Bridge Loan into shares of common stock; (c) the conversion of amounts outstanding under its $1.5 million 2005 Bridge Loan into shares of common stock; and (d) lastly, a 1-for-328.08 reverse stock split of its outstanding common stock.
          Holders of 3,112,505 shares of MicroMed Technology’s common stock, 928,750 shares of its Series A Preferred Stock, 2,000,000 shares of its Series B Preferred Stock, 2,568,153 shares of its Series C Preferred Stock and 3,502,178 shares of its Series D Preferred Stock approved the matters discussed above by written consent.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Principal Financial Officer of MicroMed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Principal Financial Officer of MicroMed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.
By:	/s/ Travis E. Baugh
	Name:	Travis E. Baugh
	Title:	President and Chief Executive Officer

Date: November 14, 2005

Index to Exhibits

31.1	Certification of Chief Executive Officer and Principal Financial Officer of MicroMed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Principal Financial Officer of MicroMed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.