Form 10KSB
period 2005-12-31
MICROMED CARDIOVASCULAR INC
filed 2006-04-03
CIK 1269515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number: 000-51487
MICROMED CARDIOVASCULAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0228169

(State or other jurisdiction of	(I.R.S. Identification No.)
incorporation or organization)

8965 Interchange Drive
Houston, Texas 77054	77054

(Address of principal executive offices)	(Zip Code)
(713) 838-9210
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year: $5,158,178.
The aggregate market value of the 8,574,783 shares of voting and non-voting stock held by non-affiliates of the Company at March 16, 2006, calculated by taking the last sales price of the Company’s common stock of $3.00 on March 16, 2006, was $25,724,349.
The number of shares outstanding of the issuer’s common equity as of March 17, 2006 was 28,790,654.
Documents incorporated by reference:
None
Transitional Small Business Disclosure Format:          ☐ Yes ☑ No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical information, this prospectus contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “shall,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “possible,” “probable,” “intend,” “continue” and variations of these words or comparable words. The forward- looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.
     These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:
•	Our history of operating losses;

•	Market acceptance of the DeBakey VAD;

•	The uncertainty of FDA and other government regulatory requirements may have a material adverse effect on our ability to commercialize the DeBakey VAD;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees;

•	Our ability to raise additional funds in the future;

•	The limited trading market for our common stock; and

•	The other factors referenced in this report, including, without limitation, under the section entitled “Risk Factors.”
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
Additional Information
     Descriptions in this report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See “Item 13. Exhibits.”)
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
     MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), which operates through its wholly-owned subsidiary MicroMed Technology, Inc., is a medical device company that has developed a miniaturized heart pump (ventricular assist device or VAD) known as the DeBakey VAD (the “DeBakey VAD”) to address congestive heart failure (“CHF”), a condition where the diseased heart cannot pump adequate blood to meet the oxygen and nutritional needs of the body. In 1988, famed heart surgeon Dr. Michael E. DeBakey, Dr. George P. Noon and the National Aeronautics and Space Administration (“NASA”) began joint research and development of the DeBakey VAD using NASA developed technology. We received an exclusive license from NASA for the underlying technology of the DeBakey VAD in June 1996. The DeBakey VAD is a small (1 inch x 3 inches) NASA designed axial flow pump that can provide increased blood flow from the left ventricle of the heart throughout the body for patients whose hearts are diseased and unable to maintain adequate blood flow to sustain their lives. In November 1998, we received approval to begin clinical trials using the DeBakey VAD in Germany with subsequent clinical trial approvals in France, Austria, Italy and

Switzerland. We received CE Mark approval in April 2001 and began marketing in Europe and select other international markets. In the U.S., we are involved in pivotal Phase III trials for bridge-to-transplant and destination therapy indications.
Recent Events
Completion of Merger
     On January 31, 2005, Salmon Express, Inc., a Nevada corporation (“Salmon”), along with Salmon Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Salmon (“Merger Sub”) and certain existing stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., a privately held Delaware corporation incorporated in October 1995 (“MicroMed Technology”), pursuant to which Salmon would be acquired by MicroMed Technology in a merger transaction wherein Merger Sub would merge with and into MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly-owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.
Principal Terms of the Merger
     At the Effective Time of the Merger (as defined in the Merger Agreement), Merger Sub was merged with and into MicroMed Technology, the separate existence of Merger Sub ceased, and MicroMed Technology continued as the surviving corporation at the subsidiary level. Salmon issued shares of its common stock on a one-for-one basis to the stockholders of MicroMed Technology in exchange for 100% of the issued and outstanding shares of common stock of MicroMed Technology. Additionally, Salmon assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by MicroMed Technology. All outstanding options that were assumed by Salmon have been issued under the MicroMed Technology 1997 Stock Option Plan or the MicroMed Technology 2005 Stock Incentive Plan. Further to the Merger, Salmon assumed the MicroMed Technology 1997 Stock Option Plan and the MicroMed Technology 2005 Stock Incentive Plan as stock option plans of Salmon. Salmon also issued 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed Technology and its stockholders (the “Escrow Shares”). Immediately prior to the Merger, Salmon effectuated a 1-for-3.3528 reverse stock split of its common stock. After the Merger was concluded, Salmon reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to MicroMed Cardiovascular, Inc. Further to the Merger, Salmon also canceled 10,010,800 shares of its pre-split common stock held by Pete Smith, the founder of Salmon Express Inc., and distributed assets, and related liabilities, to him that Salmon held prior to the Merger. Mr. Smith also received cash remuneration of $605,213 from third parties unaffiliated with Salmon for his agreement to cancel such shares.
The August 2005 Private Placement
     Immediately prior to the closing of the Merger, MicroMed Technology closed a $4,991,683 private placement (the “August 2005 Private Placement”) of its common stock and warrants. MicroMed Technology engaged Hunter World Markets, Inc. (“Hunter”) as its placement agent in connection with the August 2005 Private Placement. Each investor in the August 2005 Private Placement purchased shares of MicroMed Technology common stock at $1.33 per share and seven-year warrants, exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33 (all investors introduced to MicroMed Technology by Hunter assigned their warrants to Hunter, an aggregate of 1,804,511 warrants). The warrants are redeemable by us under certain circumstances at any time after one year from the date of issuance. We filed a registration statement with the Securities and Exchange Commission covering the securities sold in the August 2005 Private Placement, which was declared effective on September 2, 2005. As partial consideration for services rendered further to the August 2005 Private Placement, Hunter was issued 300,000 shares of MicroMed Technology’s common stock.
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
The December 2005 Private Placement
     On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. We engaged Hunter as our placement agent in connection with the December 2005 Private Placement. Each investor in the December 2005 Private Placement purchased shares of our common stock at $0.75 per share. As consideration for services rendered in connection with leading the December 2005 Private Placement, Hunter was paid a placement agent fee of $525,000 and was issued, together with Hunter’s affiliate CIC Global Capital, an aggregate 3,433,333 six-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $0.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of the Company’s common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company. We filed a registration statement covering the securities sold in the December 2005 Private Placement.
     Immediately after the closing of the December 2005 Private Placement, MicroMed Cardiovascular had 26,076,517 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 1,765,725 shares of common stock and warrants to purchase 5,967,431 shares of common stock.
     Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “MMCV.”
     Our corporate headquarters are located at 8965 Interchange Drive, Houston, Texas 77054, and our telephone number is (713) 838-9210.
Market Opportunity
Mechanical Circulatory Support: Ventricular Assist Devices
     Studies suggest that mechanical circulatory assistance may be the most practical alternative to drug treatments for heart failure today and useful as an alternative to or in combination with drug therapy.
     The most widely used form of mechanical circulatory assistance is a VAD. These devices aid the failing heart by mechanically rerouting blood flow using a pump. The basic characteristics of VADs are as follows:
•	a ventricle assist pump, which is typically implanted inside the body;

•	a portable power source for the pump located external to the body to maximize patient mobility; and

•	tubing or cable with wires connecting the implanted pump with the external power source.
     These implantable heart pumps have been demonstrated effective in supporting blood circulation in patients with failing hearts, reversing end-organ dysfunction and giving them a much improved quality of life as they await donor hearts. Over 10,000 patients worldwide have been supported by currently marketed VADs while awaiting transplant, many for more than two years.
     We believe the advantages of VADs over heart transplantation and other late-stage heart-failure therapies are as follows:
•	Natural Heart is Not Removed. Unlike heart transplants or total artificial heart systems, VADs leave the natural heart intact and assist it by pumping blood from the apex of the left ventricle into the aorta thereby providing sufficient blood flow to maintain life. This approach provides the advantage of leaving in place the biologic control mechanisms of the natural heart. In some cases it has been noted in clinical observations that VADs have permitted recovery of natural heart function to the point where the VAD was removed and the patient no longer needed a transplant.

•	Readily Available Supply. As a manufactured device, a VAD is readily available when needed, including on an emergency basis, to treat end-stage heart failure patients. Unlike heart transplant patients who must wait for a donor heart, patients can immediately receive a VAD implant whenever a physician deems it appropriate.

•	Reduced Hospitalization. VAD patients are expected to be discharged from the hospital after a relatively short recovery period estimated to be a few weeks, thus reducing healthcare costs.

•	Reduction in Medication Use. Unlike heart transplants, VADs do not cause rejection responses; therefore, VAD patients are not expected to need the administration of immunosuppressive drugs required by heart transplant patients.

•	Improved Patient Health over Pharmacological Therapies. After VAD implantation, blood circulation throughout the body improves and patients experience improved levels of health and activity. This often leads to improvements in the functions of other organs, and in some cases, improvement in the overall function of the natural heart being assisted by a VAD. Drug therapy delays the progression of the disease, whereas VADs assist the natural pumping of the heart.
VAD Market Opportunity
     Current Indications
     Bridge-to-Transplant. Currently marketed VADs are FDA approved for use by Class IV, end-stage heart failure patients waiting for a heart transplant, otherwise known as bridge-to-transplant. Presently, most patients suffering from chronic, end-stage heart disease (certain Class IV patients) have no options other than a heart transplant or death. Heart transplantation is an expensive process and is severely limited by a lack of donor hearts. In the U.S., there are approximately 2,200 donor hearts available annually; while there are an estimated 70,000 to 100,000 people annually who need a heart transplant. VADs have proven to be effective as a bridge-to-heart transplantation. VADs can extend patients’ lives and restore moribund patients to a more normal physiological state, making them much better candidates for heart transplantation.
     Destination Therapy Alternative to Transplant. Recent studies demonstrate that VADs may provide effective circulatory support for extended periods of time (> 2 years) in patients who have severe heart failure but who do not qualify for a heart transplant. This use of VADs, termed “destination therapy,” was approved by the FDA in late 2002. In October 2003, the Center for Medicare and Medicaid Services (“CMS”) announced that Medicare would begin to provide coverage of VADs used for this indication under DRG 525 and in 2004 moved the reimbursement to DRG 103, the same as for heart transplantation. We have approval for the use of the DeBakey VAD as destination therapy in Europe and are conducting a randomized pivotal clinical trial of the DeBakey VAD as destination therapy in the U.S., the first step toward U.S. market approval for that indication.
     Pediatric Use. The FDA granted permission to us to market the DeBakey VAD Child for pediatric use in the U.S. in the first quarter of 2004. The U.S. approval was pursuant to a Humanitarian Device Exemption (“HDE”). We received expanded European CE Mark approval to use the DeBakey VAD Child for pediatric use in the second quarter of 2004. The term “CE Mark” is derived from the French expression “Conformite Europeene,” which means “European Conformity.” The CE Mark represents approval to market the product in the European Community. Currently marketed pulsatile VADs are limited in use to 1.5m 2 Body Surface Area, or BSA, a standard measurement of patient size. Under the approved HDE, we can implant patients as small as 0.7m 2 BSA (5- to 16-year-old patients).
     Other Alternatives. Besides the three current indications of our product, there are several other alternatives available to patients: heart transplantation, optimal medical therapy and a total artificial heart. Heart transplantation is advantageous for patients with end-stage heart failure because it has the highest and longest survival rate. Currently, it remains the treatment of choice for those eligible for transplantation with end-stage heart failure. However, in the U.S., there are approximately one hundred thousand patients with late stage heart failure and only approximately two thousand hearts per year available through donation for transplantation. Therefore for those who do not make the top of the transplantation list and obtain one of the low number of donor hearts available, ventricular assist devices and total artificial hearts are the only viable options, since optimal medical therapy still ultimately has mortality approaching 100%. The total artificial heart has the theoretical advantage of removing a heart which may be susceptible to arrhythmia and mural thrombus, but a total artificial heart represents a totally irreversible treatment. No total artificial hearts are approved for destination therapy. Implementations of a total artificial heart to date have been quite limited, even as bridge-to-transplant. Furthermore, the current total artificial hearts are large and usable only in a relatively small group of patients.
     Future Indications
     Bridge-to-Recovery. With regard to expanding VAD use for bridge-to-recovery, human studies conducted by researchers at Royal Brompton in the United Kingdom, Temple University and the German Heart Institute in Berlin indicate that VADs could be useful as a means of promoting recovery of weakened heart muscles, either alone or in combination with other myogenic agents. Preliminary data from these studies suggest that a significant number of later stage heart failure patients could use the device as a bridge-to-recovery of heart function, possibly allowing heart muscle cells to repair themselves such that the heart remodels and recovers nearly normal function. The improved blood flow and organ function obtained through use of a VAD could delay or may even prevent progression of these patients to Class IV status.
     Total artificial heart. We are working with clinicians at the Texas Heart Institute in Houston Texas in preclinical studies to use two of our DeBakey VADs as a total artificial heart. Preliminary animal studies are ongoing.
Product
The DeBakey VAD System — Comprehensive Next-Generation VAD Technology Overview
     We have developed the miniaturized DeBakey VAD, which we believe physicians, surgeons and patients will favor over currently marketed pulsatile VADs, as it was designed for broader and long-term VAD use. Due to its next-generation, NASA-designed characteristics, we believe the DeBakey VAD could ease and shorten the time of VAD implantation for the physician and patient, significantly decrease the risk of infection to the patient, and together with the complete DeBakey VAD system, significantly improve patient quality of life. After recovery from the implant procedure, many patients are able to return home and to resume normal activities such as exercise, and in some cases patients have returned to work. In addition, we believe that the DeBakey VAD system offers these benefits without sacrificing any of the recognized clinical efficacies of currently U.S. marketed VADs and potentially at a price below that of currently U.S. marketed pulsatile VADs.
     The titanium, electromagnetically actuated axial flow pump, a pump in which the blood flow pathway is in line and flows continuously, can pump in excess of 10 liters per minute, is 1.2 inches (30.5 mm) in diameter, 3.0 inches (76.2 mm) long, and weighs less than 4 ounces (93 g). The pump assembly consists of a titanium inflow cannula (a tube that is inserted into the apex of the heart residing within the left ventricle providing inflow to the pump) and an apical sewing ring (a Dacron® ring which is sewn to the apex of the heart and used to secure the VAD to the apex of the heart), the DeBakey VAD pump, a flow probe (a device that measures the flow of blood going through the pump), a Dacron outflow conduit graft (a woven graft which is used to connect the pump to the outflow and is attached to the ascending aorta), and a percutaneous cable assembly with controller connector. Inside the housing unit is the inducer/impeller, which is the only moving part. Connected to the flow tube is a titanium inflow cannula that is inserted into the apex of the left ventricle. A Dacron woven sealed outflow conduit is connected to the pump and sutured to the aorta. The ultrasonic flow probe placed around the outflow conduit continually measures blood flow rate through the pump. The wiring from the pump’s flow probe and the motor are coated and bundled into a single cable assembly that is enclosed in an outer polymer shell covered by Dacron velour, which exits the skin just above the right iliac crest and connects to the external controller system. Blood is pumped from the left ventricle into the inflow cannula, through the inducer/impeller, then out through the Dacron outflow conduit and into the ascending aorta. This axial flow pump provides continuous flow; however, flow pulsatility does occur in most patients, as a consequence of the patient’s native cardiac contractility. Particular design characteristics include:
•	miniaturized size (approximately 1/10th the size of the currently U.S. marketed pulsatile VADs);

•	light weight (less than 4 ounces versus over 2 pounds for currently U.S. marketed, fully implantable pulsatile VADs);

•	hemolysis minimizing design by NASA so that damage to red cells, evidenced by hemolysis, is minimized from the mechanical action of the pump on the blood cells;

•	virtually silent compared to the audible noise of currently marketed pulsatile VADs;

•	only one moving part; and

•	eliminates pump-life limiting valves; currently U.S. marketed VADs have mechanical valves both at the inflow and outflow of the device to provide uni-directional flow necessary for perfusion, but this can lead to a substantial failure rate due to the high flows, high pressures, and the high rate of the upstroke encountered in the pulsatile devices.
     We believe these specific design characteristics will lead to the following advantages over currently U.S. marketed pulsatile VADs currently on the market:
•	The miniaturization and light weight of the DeBakey VAD offer the potential for less invasive applications. We believe that patients using the DeBakey VAD experience less trauma and device-related infection than patients using currently marketed, fully implantable pulsatile VADs as a result of the shortened duration of the implant procedure, the small size of the device, less displacement of nearby organs and a smaller percutaneous cable that contains the lines from the pump and flow probe to the outside of the body through the skin; this cable allows delivery of power and a means to monitor the device and is small, pliable, and covered in Dacron to improve growth and incorporation into the tissues and to limit the potential for infection.

•	In addition to the current market opportunity, because of the size of the DeBakey VAD, we expect to be able to penetrate a substantial portion of the market for smaller women and children. Up to now, these patients generally have not been implanted with VADs due to the larger size of currently U.S. marketed pulsatile VADs. (the currently U.S. marketed pulsatile VAD’s, HeartMate® and Novacor® require a minimum 1.5m [2] BSA, versus as low as BSA of 0.7m 2 for the DeBakey VAD Child, in children from 5 to 16 years old.) Moreover, we believe the specific design attributes of our DeBakey VAD make it well suited for broader clinical indications such as destination therapy, bridge-to-recovery and pediatric use.
     The adverse effects sometimes witnessed in DeBakey VAD patients are similar to those seen with other VADs. These include strokes, transient ischemic attacks, infections and the bleeding effect of anticoagulation drugs. The incidence of these effects is anticipated to be similar to those with other devices.
DeBakey VAD System
     The DeBakey VAD system includes the DeBakey VAD, the Data Acquisition System, the Patient Home Support System, the DeBakey VAD Controller, the VADPAK and VAD system accessories. We believe the DeBakey VAD system design provides patients with greater range of motion than the current market leading VADs.
     Data Acquisition System. Clinicians use the DeBakey VAD Data Acquisition System (“DAS”) during surgery and while the patient is in intensive care. However, when the patients move out of intensive care or when they leave the hospital, the patient can plug in to the DAS occasionally to allow clinicians to adjust the speed of the pump and review all pump and patient parameters.
     Patient Home Support System. The Patient Home Support System is designed to provide primary power to the DeBakey VAD after surgery and recovery during evening hours. In addition to providing power, it serves as a battery backup and charges up to four batteries simultaneously. We designed the Patient Home Support System to allow the DeBakey VAD patient, whether in the hospital or at home, to sleep or rest without concern about discharging batteries while tethered to the unit. The Patient Home Support System also charges batteries for use with the DeBakey VAD Controller and VADPAK, which should offer the patient improved physical mobility. The Patient Home Support System is approximately the size of a small portable cooler, weighs approximately 10 pounds and is equipped with an eight-foot power tether cable that connects to the DeBakey VAD Controller. The Patient Home Support System will provide continuous power during times when the DeBakey VAD is not operating on batteries. We adopted this “home use” design to provide ergonomic benefits and cost savings to patients using the DeBakey VAD system over competitive products.
     DeBakey VAD Controller and VADPAK. The DeBakey VAD Controller and two batteries are housed in the VADPAK. Together the VADPAK, the Controller and batteries weigh just over five pounds, helping to provide patient mobility and the ability to engage in most normal, everyday activities. The DeBakey VAD Controller operates the DeBakey VAD and displays key operating information about the pump, including flow rate, power usage and remaining battery life. Each battery will power the DeBakey VAD for approximately three to four hours, giving a combined battery time of approximately five to eight hours. The DeBakey VAD Controller always uses the battery with the lower charge, thus preserving the battery with the highest charge. The DeBakey VAD system includes extra batteries and a separate recharger (in addition to the recharger in the Patient Home Support System) that will completely charge a battery in approximately 75 minutes.
Business Direction
     Our mission is to be a leader in congestive heart failure therapy. Principal elements of our strategy to achieve this are as follows:
•	Continue commercialization of the DeBakey VAD in Europe and select other international markets. We received CE Mark approval for the bridge-to-transplant indication in April 2001 and are currently approved to sell our DeBakey VAD in Germany, Austria, Switzerland, France, the United Kingdom, Sweden, Italy, Turkey and Singapore. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD without an extensive sales and marketing organization through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets.

•	Leverage relationships to enhance clinical acceptance of the DeBakey VAD. We intend to leverage our relationships among European clinical trial investigators, Dr. DeBakey, Dr. Noon and our investigators in the U.S. clinical trials with cardiologists and cardiac surgeons in other major international heart centers to promote the use of the DeBakey VAD in high-volume transplant centers around the world. We intend to augment this effort with a highly focused direct sales and marketing team, including members of senior management.

•	Launch DeBakey VAD Child for immediate revenue opportunity. We received approval to begin marketing the DeBakey VAD Child device in the U.S. in March 2004 and in the E.U. in June 2004 and have begun market roll out for this limited market opportunity.

•	Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US Bridge to Transplant trial under the current protocol in April 2003. As of December 31, 2005, we have implanted 71 patients in the current pivotal phase of the bridge to transplant (“BTT”) study. The study design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate XVE device. The overall results of our BTT trial to date have resulted in a lower than expected survival to transplant rate. We believe that we will not meet the targeted performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when the we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify our clinical trial protocol to allow implantation of additional patients with a revised version of the DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis, if at all. If we are unable to obtain US regulatory approval for the DeBakey VAD, we will likely not be able to develop a sustainable business.

•	Complete U.S. Multi-Center Phase III/Pivotal Destination Therapy Clinical Trial. We received approval to initiate the pivotal phase of our U.S. destination therapy clinical trial and began initial implants in the fourth quarter of 2004. The study design is a randomized, dual arm comparison against a single control (HeartMate XVE). We anticipated implanting 240 DeBakey VAD patients and 120 HeartMate patients (2:1 ratio) in up to 40 sites. As of December 31, 2005, we had only enrolled 12 patients to date in our Destination Therapy trial and have ceased enrolling patients until such time as we can redesign the structure of the trial to accommodate a shorter PMA pathway. We are presently in discussions with our clinical consultants to develop the specific new clinical trial parameters and protocols for the Destination Therapy trial which we intend to request from the FDA. However, there is no assurance that we will be able to convince the FDA to accept these changes.

•	Expand clinical indications for the DeBakey VAD to include small adult patients. There is currently an unmet need for a VAD that can be implanted in small adults, such as small female patients with body surface areas (“BSA”) of less than 1.5 m2. Current FDA approved devices are only indicated for patients with a BSA greater than or equal to 1.5 m2.

•	Expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the bridge-to-transplant and destination therapy segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently U.S. marketed pulsatile VADs for broader clinical indications. We intend to conduct clinical trials to support the use of the DeBakey VAD as a bridge-to-recovery.
Clinical Trials in the United States
     Unlike most pharmaceutical clinical trials, the duration of medical device pivotal (Phase III) clinical trials is dependent on an availability of investigational subjects (patients) that is unpredictable and which can have a significant effect on the cost of the trial. Consequently, this variable alone makes it difficult to accurately project completion times and trial costs. The time necessary to complete implantable medical device trials is also dependent on the complexity of the device, securing a patient sample size necessary to statistically support the study hypothesis, the number of available study centers, the number of device changes made during the trial and other factors. Typical expenses for pivotal trials include fixed costs associated with clinical affairs and regulatory affairs personnel, subcontracts with clinical research organizations, patient testing charges, the cost of investigational devices and travel expenses for clinical monitors to initiate centers, train clinicians, monitor activities and perform center close-outs. We are presently reimbursed for all investigational devices used during the trials. Additional costs are incurred in the development of regulatory submissions and meetings with the FDA, which include the PMA Panel Meeting.
     The BTT trial is designed to compare the results of implanting the DeBakey VAD in patients eligible for heart transplantation against results for the Thoratec HeartMate XVE product as reported in published studies. The primary endpoint measure of the trial is survival to transplantation, but we also measure other adverse events typically associated with patients in this category, such as stroke, infection and device malfunction.
     The overall results of our BTT trial to date have resulted in lower than expected survival to transplant rates. We believe that we will not meet the original performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify our clinical trial protocol to allow implantation of additional patients with a revised version of the DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis, if at all. If we are unable to obtain U.S. regulatory approval for the DeBakey VAD, we will likely not be able to develop a sustainable business. We have only enrolled 12 patients to date in our Destination Therapy trial and have temporarily ceased enrolling patients until such time as we can redesign the structure of the trial to accommodate a shorter PMA pathway. We are presently in discussions with our clinical consultants to develop the specific new clinical trial parameters and protocols for the Destination Therapy trial which we intend to request from the FDA. However, there is no assurance that we will be able to convince the FDA to accept these changes. We, or regulatory authorities, may suspend or terminate clinical trials at any time.
Research and Development
DeBakey VAD
     The initial development of the DeBakey VAD began with the collaboration of NASA and Dr. DeBakey’s and Dr. Noon’s research team at Baylor College of Medicine. NASA first became involved in the development of the DeBakey VAD through the struggle for life of a Johnson Space Center engineer, David Saucier. Following a severe heart attack and triple bypass surgery, a team of doctors led by Drs. DeBakey and Noon performed a heart transplant on Mr. Saucier. Six months later, Mr. Saucier returned to the Johnson Space Center with the desire to apply spacecraft technology to help people with heart disease. Based on the foundation of NASA’s technology and engineering along with personnel from Baylor College of Medicine, joint design and development of the DeBakey VAD began in 1988.
     NASA’s Ames Research Center assisted us in the design and development of the DeBakey VAD by using our Cray supercomputers to model blood flow using computational fluid dynamics (“CFD”). The use of CFD enabled NASA to extensively test different variations of each component of the DeBakey VAD pump, to optimize performance of each component, minimizing the potential for hemolysis and thrombosis. NASA’s Johnson Space Center engineers, using their extensive computer-aided design and computer-aided manufacturing capabilities, together with Baylor College of Medicine engineers developed the complex milling machine computer codes that helped ensure precise manufacturing tolerances and repeatability of the manufacturing process for the DeBakey VAD.
     In July 1996, after we obtained the license from NASA for the technology, we became involved directly in the research and development of the DeBakey VAD. We conducted testing, research and development activities related to the DeBakey VAD through separate sponsored research agreements with Baylor College of Medicine, the University of Utah Artificial Heart Laboratory, the University of Vienna and Texas A&M University.
     In addition, we subcontracted with Hi-tronics Designs, Inc. and Plexus Technology Group (formerly SeaMED Inc.) to develop the ancillary support systems for the DeBakey VAD. Hi-tronics, located in Budd Lake, New Jersey, developed the DeBakey VAD Controller. Hi-tronics is an ISO 9001 certified electronics design and manufacturing company with extensive experience in developing and manufacturing cardiac implantable devices. Plexus, located in Redmond, Washington, developed the DeBakey VAD Data Acquisition System. Plexus has substantial experience with medical device requirements and is ISO 9001 certified. Hi-tronics and Plexus also provided us with documentation and validation of the DeBakey VAD Controller and Data Acquisition System that have accompanied our international and FDA regulatory applications.
     Over the past few years, we have added several engineers to our Engineering and Development staff to supervise and coordinate the activities of our subcontractors and to facilitate development of the DeBakey VAD and future-generation products. In addition, we continue to conduct contract research and development activities with the University of Vienna and other universities involved in our clinical trials.
Regulatory
     The DeBakey VAD has received CE Mark approval for commercialization in Europe for bridge-to-transplant, destination therapy and pediatric use. With respect to manufacturing, we received ISO 9001 and ISO 13485 certification in September 1999 and have been recertified each year since with no non-conformities (most recently in 2005). We received additional CE Mark approval for destination therapy and pediatric use in the second quarter of 2004.
     In the U.S., we are currently involved in two FDA approved clinical trials, one for bridge-to-heart transplant indication and the other for destination therapy indication.
     Under the U.S. BTT indication trial, we have implanted 112 patients as of December 31, 2005 (30 under the pilot and feasibility phases and 82 under two pivotal phases). The timing of approval will depend on the results from our trial and, among other things, data from our feasibility clinical trial. Timing is also dependent on the rate of patient enrollment. As previously mentioned, we believe that it is likely that we will not meet the targeted performance goal survival rate for the patients in this trial, which is likely to substantially increase the time required to obtain FDA approval. We are involved in discussions with the FDA regarding our alternatives.
     Our DT clinical pivotal trial (“DELTA”) is approved by the FDA and twelve patients have been enrolled as of December 31, 2005. The DELTA trial is randomized 2:1 to the DT approved HeartMate XV of Thoratec (R). We may use up to 40 CMS approved sites. As previously mentioned, we have temporarily halted implants in the DELTA trial due to slow enrollment and are presently in discussions with our clinical consultants to develop the specific new clinical trial parameters and protocols for the Destination Therapy trial which we intend to request from the FDA.
     We plan to make product enhancements to the DeBakey VAD system from time to time. Product enhancements require supplemental filings with and further approval from regulatory authorities.
Manufacturing
     We operate a 22,000 square foot leased facility located in Houston, Texas, where we manufacture the DeBakey VAD. We believe this facility can accommodate our anticipated manufacturing demand for the DeBakey VAD for at least the next few years assuming we decide to renew our lease when it expires in May 2007. In November 1999, we received notice that the facility had fulfilled the applicable requirements and was certified as compliant under ISO 9001, ISO 13485 and European Council Directive 90/385/EEC (Active Implantable Medical Device Directive). These certifications have been confirmed each year since then after annual audits by TUV Product Services of Munich, Germany (the Notified Body). The facility has a Class 10,000 clean room where final assembly and testing of the DeBakey VAD are performed. In late 2003, we underwent and passed a Good Manufacturing Practice (“GMP”) inspection by FDA in anticipation of the approval of our HDE for pediatric use. We have the equipment and technical capability to manufacture most of the parts and components for the DeBakey VAD in this facility. We purchased several other parts and components from various third-party suppliers, including some parts that we have the equipment and technical ability to manufacture but cannot produce in the quantities needed to satisfy our requirements. For the critical components being manufactured by third parties, all of these third-party vendors are certified as ISO 9001 and/or ISO 13485. We also dispatched our own quality assurance auditors to review our subcontractors’ facilities and manufacturing processes. In addition, we conducted a thorough critical inspection of all incoming parts received from third-party vendors. Some components are manufactured by sole source third-party vendors. We believe that, in the event of the loss of any of the sole source suppliers, the services and/or material being provided to us through that supplier could be acquired from alternative suppliers or manufactured in our facility.
     A company that intends to sell a product like the DeBakey VAD in the countries of the European Economic Area must obtain a CE Mark. The CE Mark indicates compliance with European regulatory, quality assurance and legal mandates. To support our CE Mark, our manufacturing facility is certified to ISO 13485 and European Council Directive 90/385/EEC (Active Implantable Medical Device Directive), which was received in November 1999, and has been reconfirmed each year thereafter by annual audits by TUV Product Services of Munich, Germany.
     In the U.S., medical devices are regulated by the FDA. On October 7, 1996, the FDA published its “final rule” for medical devices, incorporating past GMP requirements into a new regulation, Quality System Requirements, which became effective June 1, 1997. Our regulatory staff is working closely with our employees and subcontractors to ensure strict compliance with these regulations, including design controls and reproducible manufacturing of devices. We passed a PMA inspection for our HDE application for pediatric indications.
Suppliers
     We rely on third-party suppliers to provide key materials and components of the DeBakey VAD system, some of which are single source suppliers. Two of the key suppliers we rely on are Algen Design Services, Inc. and Micropaq Corporation, which made up 8% and 11% of our purchases for the year ended December 31, 2005, respectively. In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.
U.S. Marketing and Direct Sales Effort
     The market for heart transplants is highly concentrated. A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of the target cardiac patient population. Because of the high concentration of heart transplant sites, we anticipate that we will be able to generate sufficient demand for the DeBakey VAD through a relatively small direct marketing team, including members of senior management, and through introductions provided by clinicians who participated in our clinical trials. The market adoption and commercial success of the DeBakey VAD will require acceptance by cardiologists and cardiac surgeons. The Principal Investigators (who are generally cardiovascular surgeons) and the Co-Principal Investigators (who are generally cardiologists) are critical to the clinical trial and future commercial success. Initial acceptance will depend primarily on the demonstrated safety and effectiveness of the DeBakey VAD system in clinical trials. The reliability and other advantages of specific VADs will need to be introduced to both referring cardiologists as well as cardiovascular surgeons who make the decisions on the type of device to be implanted. Peer reviewed publications and surgeon awareness through presentations at seminars and conventions are primary platforms. We believe pricing will also play a significant role in VAD selection at transplant centers.
     For marketing and sales of the recently approved DeBakey VAD Child product, we are focused on the top 12 pediatric centers in the U.S. We will use a small, direct technical sales team to support these sites. We plan to expand this team upon receipt of PMA in the U.S. for bridge-to-transport and destination therapy indications.
     Although there are approximately 160 heart transplant centers in the U.S., only about 25% of these centers perform the majority of transplants. The market for VADs is site-specific in the U.S., as well as in other countries. There are approximately 70 U.S. hospitals approved for reimbursement from the Center for Medicare/Medicaid Services (“CMS”) for use of VADs. We expect that approximately one-half of these hospitals will account for 85% of the destination therapy patients. The cardiologists at these sites maintain heart failure patients with traditional medical (drug) therapy. As the patient moves beyond the benefit of drugs, the alternative is a heart transplant, death or mechanical support.
European Business and Distribution Network
     There are approximately 125 VAD implant sites in Europe, which we believe establishes a solid market for commercialization of the DeBakey VAD in Europe. Our plan is to penetrate key, high-volume VAD implant centers where competitors VADs are presently implanted through the use of distributors in certain markets and direct sales in others. The DeBakey VAD is attached to the heart in a manner similar to other currently marketed U.S. VADs, which should make adoption of the DeBakey VAD easier at these sites. These sites have experienced surgical teams familiar with mechanical support implant procedures as well as with post-operative care.
     We have distributors engaged in the European markets of Germany, UK, Italy, France, Norway, Sweden, Holland, Turkey, Austria, Switzerland and Greece and in Singapore. We currently have one directly employed technician for our operations in Europe. We plan to add more distributors and technical support personnel as we expand the number of our European and Asian implant sites.
Intellectual Property
     The pump technology used in the DeBakey VAD is protected by a patent issued to NASA in 1996. In 1996, we signed a patent license agreement with NASA to be the exclusive licensee to this technology in the U.S. for use in cardiovascular applications. Separate agreements with Baylor College of Medicine and NASA give us the exclusive right to the continuation of the VAD technology modifications. We have incorporated these modifications through a continuation-in-part patent application, filed in December 1996 and issued in September 1999. We also made foreign patent application filings covering the technology in December 1996, which have been issued in certain foreign jurisdictions. We have obtained an additional patent covering unique features of an external controller and data acquisition system, and a patent for a proprietary pulsatile loop system. We have filed five patents related to suction detection and physiologic algorithms. In addition, we have received a registered trademark for the use of the name “DeBakey VAD” for which Dr. DeBakey has granted us rights in perpetuity. Dr. DeBakey also entered into a Confidentiality and Intellectual Property Assignment Agreement with us in March 1999 as part of further efforts to commercialize the DeBakey VAD. In this agreement, Dr. DeBakey agreed to assist us in our efforts to successfully commercialize the DeBakey VAD. Dr. DeBakey also agreed to assign to us all rights in any intellectual property that he creates, solely or jointly with others that is directly or indirectly related to the DeBakey VAD, including any related surgical procedures or surgical tools or any ancillary components developed during the duration of the agreement. This agreement has a duration of 10 years. Dr. DeBakey and we may extend this agreement for additional one-year periods by mutual written agreement.
     In connection with obtaining our patent license agreement with NASA, we signed a sublicense agreement with Nimbus, a predecessor entity to an entity that entered into a merger with Thoratec Corporation, for several of the 49 claims in the original NASA patent granted in 1996. The sublicense agreement required Nimbus to pay to NASA and to us certain royalties based on net sales in the event any of the NASA patent claims granted under the sublicense agreement was used in our products. Royalty obligations due to MicroMed from Nimbus under the sublicense expired in December 2002.
     We will pay royalties under the agreements with NASA and Baylor of 2.8% of net sales of the DeBakey VAD worldwide until U.S. PMA is achieved; afterwards, the royalties only apply to U.S. sales.
     In connection with our prior financings, three separate patent law firms have issued non-infringement opinions concerning our intellectual property base.
     The following table describes patents licensed or granted to us by number and includes information relating to the date the patent was filed, the date it was granted and the date of its expiration.

	Number	Patent Name	Filed Date	Grant Date	Expires
1.	5,527,159	Rotary Blood Pump (licensed from NASA)	11/10/1993	06/18/1996	11/10/2013
2.	5,678,306	Method for reducing pumping damage to blood (licensed from NASA)	05/26/1995	10/21/1997	05/26/2015
3.	5,947,892	Rotary Blood Pump (licensed from NASA)	12/13/1996	09/7/1999	12/13/2016
4.	5,957,672	Blood Pump Bearing System (licensed from NASA)	06/17/1996	09/28/1999	06/17/2016
5.	6,058,958	Pulsatile Flow System and Method	11/5/1998	05/9/2000	11/5/2018
6.	6,183,412	Implantable Pump System	10/2/1998	02/6/2001	10/2/2018
7.	6,605,032	Implantable Pump System	02/5/2001	08/12/2003	02/5/2021
8.	6,652,447	Method of Controlling an Implantable Pump System	02/5/2001	11/25/2003	02/5/2021
     Patents identified as 1, 3 and 4 are licensed from NASA and are the foundation of the DeBakey VAD. The protection of rights and continued licensing of these patents are material to our business. Patents identified as 6, 7 and 8 are owned by us and are the foundation of the VAD’s controller and data acquisition system. The protection of rights of these patents is material to our business. The features claimed in patents identified as 2 (licensed from NASA) and 5 (owned by us) are not used in our clinical product and loss of the ability to use the features claimed in these patents should not prohibit our ability to sell the product. The earliest of any patent to expire is 2013.
Competition
     We face competition from companies that develop, manufacture and market cardiac assist therapy products and technology. We also compete with universities and other research institutions in the development of cardiac assist and therapy technologies. Many of our competitors have greater technical and financial resources. Some of these competitors have currently marketed cardiac assist products as well as cardiac assist products and technologies under development.
     There are three basic categories of VADs: pulsatile, axial flow and centrifugal. These devices are differentiated by the mechanical methodologies used to pump blood.
•	Pulsatile. All of the FDA approved devices in the U.S. are positive displacement or “pulsatile” devices. These larger sized devices were designed to mimic the pulsatile function of the native heart, utilizing chambers and valves and require exchanging air via large percutaneous conduits.

•	Axial Flow. Axial flow devices like the DeBakey VAD represent a new generation of miniaturized heart pumps. Axial flow pumps move blood along a straight flow path utilizing a pumping mechanism that enables system pulsation due to the native heart’s action. This system is similar in concept to the Archimedes screw, originally used to pump water in ancient times. These next-generation pumps are typically much smaller and operate much more quietly than pulsatile pumps and do not require valves or air exchange. There are several companies developing axial flow pumps, including Thoratec, the market leader in pulsatile pumps.

•	Centrifugal Pumps. Centrifugal pumps operate by rotating rapidly on a central axis, thereby forcing the blood away from the center of the pump into an external conduit. There are several companies developing centrifugal pumps, which are generally smaller in size than pulsatile pumps but somewhat larger than axial flow pumps. Proponents of centrifugal pumps claim an advantage over axial flow pumps due to the lack of mechanical bearings, which they claim will cause the axial flow pumps to wear out more quickly. We believe the long-term durability of the DeBakey VAD has been proven in third-party bench testing and through the thorough examination of each of the DeBakey VAD pumps that have been explanted from patients during our clinical trial, none of which showed any indication of significant bearing wear. In addition, the durability of the magnetic bearings and required electrical controllers has not been clinically demonstrated.
     Both axial flow and centrifugal pumps initially move blood in a continuous flow pattern, as opposed to pulsatile flow generated by the positive displacement devices. Blood flow from both axial flow and centrifugal pumps is pulsatile due to the contractility of the native heart. Although the DeBakey VAD is a continuous flow pump, in almost all cases the patients have exhibited pulsatile blood flow within a few weeks of implantation. Pulsatile blood flow begins to occur as the native heart begins to recover. As the native heart regains its ability to contract, the pulsing of the ventricle creates pulsatility through the pump. The stronger the heart becomes, the greater the pulsatility.
     In addition, as a result of several laboratory tests and the available clinical data, clinicians believe there is no apparent physiological or neurological effect on having continuous, less-pulsatile blood flow versus pulsatile blood flow.
Currently Marketed VADs
     Principal competitors of the DeBakey VAD that have currently marketed fully implantable VADs in the U.S. include Thoratec Corporation (HeartMate) and World Heart (Novacor). The HeartMate device has received FDA approval for bridge-to-transplant and as destination therapy (Novacor has only been approved for bridge-to-transplant in the U.S.). Both of these FDA approved VADs are large, pulsatile devices. Competitors with devices that have been approved in Europe include Thoratec (HeartMate XVE and HeartMate II), World Heart (Novacor) and Berlin Heart (InCor), an axial flow device.
     In addition to other currently marketed VADs, we expect to face competition from the technology and devices under development, including products being developed by Thoratec and World Heart. Additionally, we are aware of implantable ventricular assist devices being developed by Arrow International, Jarvik Heart, Terumo Corporation, and Ventracor and Heartware.
     Several companies involved in the pacemaker industry (such as Medtronic, Guidant and others) are testing the therapeutic benefits of using pacemaker technology to provide biventricular pacing. Current studies suggest that biventricular pacing can improve some patients’ functional status, especially those earlier stage patients (NYHA Class II & III) with dysynchrony and wide QRS complexes, conditions that affect about a third of all congestive heart failure patients. However, their role in end-stage heart failure appears to be minimal, if any. These studies are continuing.
     There are other therapies attempting to address the congestive heart failure market, including “cuff” and “pin” technologies that attempt to contain and prevent dilation of the ventricle, and surgical procedures, such as ventricular reduction, which attempt to remodel the ventricle by removing a portion of the dilated ventricle.
Reimbursement
     In the U.S., healthcare expenditures are primarily financed by private health insurance and by Medicare. Medicare and many private insurance companies presently cover the cost of VADs used for the bridge-to-transplant and destination therapy indications.
     Medicare is a national health insurance coverage available for persons 65 years of age and older. The Center for Medicare/Medicaid Services (“CMS”) is charged with the responsibility of administering Medicare, including making coverage decisions. CMS has now issued national coverage guidelines for coverage of VADs for both the bridge-to-transplant and the destination therapy indications. Destination therapy reimbursement was approved in October 2003, at which time CMS also increased the base level of reimbursement from approximately $55,000 to approximately $70,000. CMS has approved higher reimbursement levels for fiscal year 2005 under DRG 103 (heart transplantation), which raised the base level of reimbursement to approximately $96,000 (the average total reimbursement at this new level is approximately $140,000). The DeBakey VAD is eligible for Medicare reimbursement at the increased reimbursement level.
     In Europe (as in the U.S.) healthcare expenditures are primarily financed by public institutions (similar to the Medicare and Medicaid systems in the U.S.) and private insurance. Most of the hospitals where we will be focusing our efforts are major public hospitals and teaching institutions. The majority of these hospitals operate on a global budget that is established annually. In most cases, the hospitals are allowed to purchase any medical device that has the CE Mark.

Government Regulation
U.S. Regulations
     The research and development, manufacturing, marketing and distribution of the DeBakey VAD and related accessories in the U.S. are subject to regulation by numerous authorities, including the FDA, and corresponding state agencies. We must comply with the Federal Food, Drug, and Cosmetic Act and the regulations promulgated under the Act administered by the FDA. The DeBakey VAD is a Class III medical device and requires a PMA from the FDA prior to our marketing or commercial sale in the U.S. Securing FDA clearances and approvals will require submission of clinical data and supporting information to the FDA. We have already passed a PMA inspection by the FDA as part of the approval of our HDE for pediatric use.
     Before we commenced clinical trials to support the PMA, we had to present sufficient safety and performance data from preclinical studies to support an IDE allowing clinical trials to begin. We had to design and perform laboratory and animal tests that are sufficient to support the safety and performance of the DeBakey VAD, as determined by the FDA.
     We also must comply with other regulations administered by the FDA including the Quality Systems Regulation, Good Clinical Practices and Good Laboratory Practice regulations. These regulations require that we follow certain prescribed testing, quality control, storage and documentation procedures. The FDA monitors compliance with applicable regulatory requirements through periodic site inspections. We passed an FDA biomonitoring audit with no nonconformities for our U.S. feasibility trial.
Foreign Regulations
     We are marketing the DeBakey VAD in international markets. A number of risks are inherent in international transactions. Sales of products outside of the U.S. are subject to foreign regulatory requirements governing, among other things, product testing and licensing standards, manufacturing processes, pricing and reimbursement levels that may vary widely from country to country. Regulations governing requirements for approvals or clearances to market, the time required for regulatory review and sanctions imposed for violations also vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies; and other regulatory requirements may differ.
     Prior to commercial sale of medical devices in the countries of the European Union, we were required to receive a CE Mark certification, an international symbol of quality and compliance with applicable European community medical device directives. In order to receive and continue CE Mark certification, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relates to safety and performance, and to undergo conformity assessment certification by a Notified Body in order to qualify for CE Mark approval. We passed a quality assessment audit of our manufacturing facility in September 1999 that was required in order to file for CE Mark approval and has maintained that certification each year thereafter as being in compliance with ISO 13485 and Council Directive 90/385/EEC (European Active Implantable Medical Device Directive) with no nonconformities.
Employees
     As of December 31, 2005, we employed 31 full-time employees and consultants, of which 8 worked in manufacturing, 7 in regulatory, clinical affairs and quality assurance, 4 in engineering and product development, 8 in marketing, sales and customer support and 4 in administration. None of our employees are covered by a collective bargaining agreement.
RISK FACTORS
     Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties.
     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. With respect to this discussion, the terms “MicroMed,” “Company”, “we,” “us,” and “our” refer to MicroMed Cardiovascular, Inc. and our wholly-owned subsidiary, MicroMed Technology, Inc.

RISKS RELATED TO BUSINESS
We, through our wholly-owned subsidiary, have incurred significant operating losses since inception in October 1995 that raise doubts about our ability to continue as a going concern, and if we do not achieve profitability you may lose your entire investment.
     We began selling the DeBakey VAD System in Europe and select international markets in April 2001 and have yet to demonstrate that we can generate sufficient sales to become profitable. We, through our wholly-owned subsidiary MicroMed Technology, have incurred significant net losses since inception in October 1995, including a net loss available to common stockholders of $14.2 million and $13.0 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $85.3 million. We expect to continue to incur operating losses at least through 2007. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.
     Based upon funds available to us as of December 31, 2005, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. If revenues fail to grow at a pace rapid enough to offset planned increases in our expenses or if we are unable to curb our losses and achieve profitability, the value of your investment may be lost.
Our success depends entirely on the DeBakey VAD.
     We depend entirely on the DeBakey VAD and related accessories for our success. The DeBakey VAD will require regulatory approval before it can be marketed in the U.S. We have not sold significant numbers of products in international markets or in the U.S. and we cannot assure you that our efforts will be successful or that the DeBakey VAD will be safe or effective, approved by regulatory authorities or successfully marketed. Because the DeBakey VAD is our primary product focus, our inability to obtain the necessary regulatory approvals or to market and commercialize the DeBakey VAD successfully would materially affect our ability to achieve significant revenue and would make it likely that we would not achieve profitability.
If the DeBakey VAD is not accepted by the medical community we will not achieve significant revenues and will not be profitable.
     The commercial success of the DeBakey VAD depends on our acceptance by cardiologists and cardiac surgeons. Such acceptance will depend on clinical trial results and the conclusion by these physicians that the DeBakey VAD is safe, cost-effective and an acceptable method of treatment. We cannot assure you that the DeBakey VAD will provide benefits considered adequate by providers of cardiovascular treatments or that a sufficient number of providers will use the DeBakey VAD for it to achieve commercial success. Even if we establish the safety and effectiveness of the DeBakey VAD, physicians may elect not to use it for a number of reasons, including:
•	adverse medical effects suffered by patients implanted with the DeBakey VAD during clinical trials or after commercialization, even if unrelated to the DeBakey VAD;

•	lack of experience with the DeBakey VAD;

•	the perceived increased risk of patient complications associated with VADs generally;

•	perceived liability risks generally associated with the use of new medical products; and

•	adverse publicity regarding the DeBakey VAD, truthful or false, or favorable publicity regarding a competing VAD or medical alternative that could adversely affect acceptance of the DeBakey VAD by the medical community.
The maintenance of existing and the establishment of additional relationships with cardiac surgeons and cardiologists are necessary for us to achieve significant responses.
     A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of our target cardiac patient population. We have developed working relationships with cardiac surgeons and cardiologists at a number of leading medical centers in connection with the development of the DeBakey VAD. In addition, surgical teams at several leading foreign medical centers have performed clinical trials to support our applications for CE Mark regulatory approval. If we fail to maintain existing relationships and arrangements or establish new relationships with these and other physicians and medical centers in support of the DeBakey VAD, we will not achieve significant revenues and will not be profitable.
The DeBakey VAD will likely have a long and variable sales and deployment cycle, which may cause our revenue and operating results to fluctuate significantly from quarter-to-quarter.
     We expect that the DeBakey VAD will have a lengthy sales cycle and we may incur substantial sales and marketing expenses and expend significant effort without making significant sales. Even after making a decision to purchase the DeBakey VAD, we expect that customers may deploy products slowly. For example, we expect that the length of time between initial contact with cardiac surgeons and the potential purchase of the DeBakey VAD will generally be between nine and 18 months. In addition, the cardiac centers that buy the majority of our products are usually led by cardiac surgeons who are heavily recruited by competing centers or by centers looking to increase their profiles. When one of these surgeons moves between centers, we may experience a temporary but significant reduction in purchases by the departed center while it replaces its lead surgeon. As a result, it will be difficult for us to predict the quarter in which our customers may purchase the DeBakey VAD and our revenue and operating results may vary significantly from quarter to quarter, which increases the risk of an operating loss for us for any given quarter.
Future changes in technology could render the DeBakey VAD obsolete or uncompetitive.
     The field of technology relating to cardiac assistance and therapy and the medical device industry has undergone rapid and significant technological development. We expect that the technology associated with cardiac assist devices will continue to develop rapidly, and our success will depend in large part on our ability to establish a competitive position with respect to this technology. Additionally, new surgical procedures and medications could develop that replace or reduce the importance of the function we are developing the DeBakey VAD to perform. Third parties may succeed in developing or marketing technologies and products that are more effective than the DeBakey VAD or that would render the DeBakey VAD obsolete or uncompetitive before we recover any or all of our research, development and commercialization expenses.
We may be unable to compete successfully with our competitors.
     We face competition from companies that develop, manufacture and market cardiac assist and therapy products and technology. We also compete with universities and other research institutions in the development of cardiac assist and therapy technologies. Many of our competitors have greater technical and financial resources than we do. Some of these competitors have currently available and marketed cardiac assist products, as well as cardiac assist products and technologies under development. For example, other companies are currently developing axial flow and centrifugal VADs that, if successfully commercialized, would compete with the DeBakey VAD.
     Our ability to compete successfully is based on numerous factors, including:
•	the performance, effectiveness and size of the DeBakey VAD relative to competing products;

•	the relative speed with which we are able to bring the DeBakey VAD to market in our target markets;

•	the cost-effectiveness of the DeBakey VAD; and

•	the ease of use of the DeBakey VAD.
     If we are unable to distinguish the DeBakey VAD from competing products, or if competing products reach the market first, we may be unable to compete successfully with current or future competitors. This would cause our revenues to decline and adversely affect our results of operations.
Our clinical trials may prove unsuccessful or lead to significant setbacks in obtaining necessary regulatory approvals.
     In order to obtain regulatory approvals for commercial sale of the DeBakey VAD, we must demonstrate through clinical trials that the DeBakey VAD is safe and performs as intended. We must demonstrate that the DeBakey VAD, which was designed to provide increased blood flow to patients who suffer from end-stage heart failure, can operate effectively and reliably within a patient for an extended period of time.

     We commenced clinical trials for the DeBakey VAD in Europe in November 1998 and in the U.S. in June 2000. During our clinical trials, patients have died or suffered other adverse medical effects, including adverse effects commonly associated with VAD use generally. For example, during our European and U.S. clinical trials, there have been instances of thrombus formation (blood clots) in the DeBakey VAD which required therapeutic intervention and/or caused serious adverse effects. Adverse medical effects may continue to occur in future clinical trials. Patient deaths and other adverse effects, even if unrelated to the DeBakey VAD, could adversely affect our clinical trial results and thus our ability to secure required regulatory approval. The DeBakey VAD will require further trials in the U.S. before obtaining or applying for regulatory approval for marketing and may require further clinical trials in Europe for product enhancements.
     Clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We believe that we will not meet the targeted performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify its clinical trial protocol to allow implantation of additional patients with a revised version of its DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis, if at all. If we are unable to obtain US regulatory approval for the DeBakey VAD, we will likely not be able to develop a sustainable business. We have only enrolled 12 patients to date in our Destination Therapy trial and have ceased enrolling patients until such time as we can redesign the structure of the trial to accommodate a shorter PMA pathway. We are presently in discussions with our clinical consultants to develop the specific new clinical trial parameters and protocols for the Destination Therapy trial which we intend to request from the FDA. However, there is no assurance that we will be able to convince the FDA to accept these changes. We, or regulatory authorities, may suspend or terminate clinical trials at any time.
     We also may encounter unexpected delays, expenses, technical problems or other difficulties related to development, manufacturing and marketing of the DeBakey VAD that could result in the abandonment or substantial change in the design, development and commercialization of the DeBakey VAD. Our failure or inability to address such problems adequately or timely would have a material adverse effect on our ability to commercially market our products. Although we have received CE Mark approval for the BTT, destination therapy (“DT”) and pediatric indications and have received U.S. regulatory approval to commercialize the DeBakey VAD for pediatric indications pursuant to a humanitarian device exemption (“HDE”), we cannot assure you as to when our U.S. clinical trials will be completed or that we will obtain required U.S. regulatory approvals or other non-U.S. regulatory approvals for the DeBakey VAD and any product enhancements when expected or at all.
We may not obtain or maintain regulatory clearances or approvals required for marketing and commercially selling the DeBakey VAD in the U.S.. and such failure or delay in obtaining or maintaining such clearances or approvals could adversely affect our business, financial condition and results of operations.
     The research and development, manufacturing, marketing and distribution of the DeBakey VAD system in the U.S. is subject to regulation by numerous authorities, including the Food and Drug Administration (“FDA”). We must comply with the Federal Food, Drug, and Cosmetic Act and the regulations promulgated under the Act, administered by the FDA. Prior to marketing or commercial sale in the U.S., we must obtain a Pre-Market Approval (“PMA”) for the DeBakey VAD from the FDA. The process of obtaining this approval is lengthy, expensive and uncertain. Securing FDA clearances and approvals will require submission of clinical data and supporting information to the FDA. Product clearances and approvals can be withdrawn for failure to comply with regulatory requirements or on the occurrence of unforeseen problems following initial marketing. We also must comply with regulations administered by the FDA including the Quality Systems Requirements and Good Laboratory Practice regulations. These regulations require us to follow certain prescribed testing, quality, control, storage, and documentation procedures. The FDA monitors compliance with applicable regulatory requirements through periodic site inspections.
     We cannot assure you that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, regulatory clearances or approvals for the DeBakey VAD, even if granted, may include significant limitations on the uses for which the product may be marketed. In addition, certain material changes to approved medical devices are subject to FDA review and approval. We cannot assure you that we will be able to maintain compliance with all regulatory requirements. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent us from, or could affect the timing of, achieving compliance with regulatory requirements, including current and future regulatory clearances or approvals, where necessary.

We may be unable to obtain or maintain necessary clearances or approvals required for the international commercialization of the DeBakey VAD in certain countries, which could adversely affect our business, financial condition and results of operations.
     We intend to market the DeBakey VAD in international markets as well as domestically. A number of risks are inherent in international transactions. Sales of products outside of the U.S. are subject to foreign regulatory requirements governing, among other things, product approval, product testing and licensing standards, manufacturing processes, pricing and reimbursement levels that may vary widely from country to country. Regulations governing requirements for approvals or clearance to market, the time required for regulatory review and sanctions imposed for violations also vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies; and other regulatory requirements may differ.
     Prior to commercial sale of medical devices in the countries of the European Union, we were required to receive a CE Mark certification, an international symbol of quality and compliance with applicable European community medical device directives. In particular, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relate to safety and performance, and to undergo conformity assessment certification by a Notified Body in order to qualify for CE Mark approval.
     In Europe, we are also subject to the Active Implantable Medical Device Directive, which regulates quality medical device manufacturing. In addition, we must meet the technical standards established by the International Organization for Standardization (“ISO”). ISO 9000 is a series of international standards on quality management and assurance. ISO 13485 is the medical version of ISO 9001, which incorporates all quality elements, including design.
     Although we have received CE Mark approval for the bridge-to-transplant, destination therapy and pediatric indications, we cannot assure you that we will obtain or maintain regulatory approvals or clearances in countries of the European Union or other foreign countries or that we will not have to incur significant costs in obtaining or maintaining foreign regulatory approvals or clearances. In addition, if existing regulations are changed or modified, we cannot assure you that we will be able to comply with any such changes or modifications or that such changes or modifications will not result in significant costs in order to comply with such changes or modifications. Delays in receipt of approvals or clearances to market the DeBakey VAD in international countries, failure to receive such approvals or clearances or the future loss of previously received approvals or clearances could have a material adverse effect on our business, prospects, financial condition and results of operations. International sales also may be limited or disrupted by political instability, failure to receive adequate reimbursement, price controls, trade restrictions and the impositions of or changes in tariffs, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. Collection of receivables from some foreign countries can be problematic. We cannot assure you that we will be able to successfully commercialize the DeBakey VAD in any international market.
If we are unable to obtain regulatory approval for marketing the DeBakey VAD for other indications or for product enhancements to the DeBakey VAD, our growth prospects will be limited.
     Even though we have received CE Mark approval for the bridge-to-transplant, destination therapy and pediatric indications, and even if we receive a PMA from the FDA for such indications and we are successful in marketing the DeBakey VAD for such indications, we may be unable to expand our business as intended to address these markets. We have not received, and may never receive, regulatory approval for other indications such as bridge-to-recovery. Additional regulatory approvals will be required for us to conduct clinical trials to support the use of our DeBakey VAD and to commercialize the DeBakey VAD for such other indications. If we are unsuccessful in completing the required clinical trials and obtaining the necessary regulatory approvals to market the DeBakey VAD for expanded uses, our growth prospects will be limited. Even if we obtain the necessary regulatory approvals for other indications, we may fail to gain market acceptance for the DeBakey VAD for such other indications.
     We plan to make product enhancements to the DeBakey VAD system from time to time. Product enhancements require supplemental filings with and further approval from regulatory authorities, and may require additional clinical trials. The process of obtaining regulatory approval for a product enhancement may take a long period of time, and we cannot assure you that we ultimately will obtain approval for any product enhancement.
The DeBakey VAD may not receive approval for reimbursement by governments and other third-party payors.
     Sales of the DeBakey VAD will depend largely on the availability of adequate reimbursement from third-party payors such as governments and private insurers. Healthcare providers that purchase medical devices for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs associated with treatment. Medical devices incorporating new technologies, such as the DeBakey VAD, are closely examined by governments and private insurers to determine whether the device and associated medical procedures will be covered for reimbursement, and, if so, the level of reimbursement that will apply.
     Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of therapeutic products and by refusing in some cases to provide any coverage for uses of approved products for indications other than those for which their respective regulatory agencies (e.g., the FDA) have granted marketing approval. We cannot predict whether reimbursement for the DeBakey VAD will be sufficient from third-party payors to adequately compensate hospitals for DeBakey VAD implants. Failure to obtain such adequate reimbursement could influence selection of the DeBakey VAD for treatment and could have a material adverse effect on our business, financial condition and results of operations.
We are the sole manufacturer of the DeBakey VAD and have only one manufacturing facility, the loss of which would harm our revenues and damage our business.
     We currently produce the DeBakey VAD in our manufacturing facility located in Houston, Texas, which is the sole source for production of the DeBakey VAD. A natural disaster or other event that resulted in the destruction or loss of part or all of the manufacturing facility or a work stoppage or other employee issues that interrupted or stopped DeBakey VAD production would significantly harm our business and operations. Although we believe other manufacturing facilities could manufacture the DeBakey VAD in compliance with the FDA’s Quality System Regulation, we may not be able to find an alternate facility that could meet production requirements on short notice. Even if we find an alternate facility, production costs likely would increase, particularly if we need the DeBakey VAD produced on short notice.
We depend on suppliers to provide key materials and components of the DeBakey VAD, and any change in our relationship with our suppliers could prevent us from delivering the DeBakey VAD in a timely manner, reducing our future revenues or increasing our costs.
     We rely on third-party suppliers to provide key materials and components of the DeBakey VAD system, some of which are single source suppliers. Our reliance on these third-party suppliers subjects us to other risks that could harm our business, including:
•	suppliers could encounter manufacturing problems due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, including the FDA’s Quality System Regulation, equipment malfunction and environmental factors;

•	suppliers often manufacture medical or other devices for a range of customers, and fluctuations in demand for the products those suppliers make for others may affect their ability to deliver components to us in a timely manner;

•	suppliers may encounter financial hardships unrelated to our demand for products, which could inhibit their ability to fulfill our orders and meet delivery requirements;

•	the suppliers may make errors in manufacturing materials and components that could negatively affect the efficacy or safety of the DeBakey VAD or cause delays in our shipment;

•	we may not be able to obtain adequate inventories of the materials and components we need in a timely manner or on commercially reasonable terms; and

•	we may have difficulty locating and qualifying alternative suppliers for these products.
Our ability to protect our intellectual property rights involves many complexities and uncertainties; commercialization of the DeBakey VAD could give rise to claims that our technology infringes on the rights of others.
     Our business depends significantly on our proprietary technology. We rely on a combination of patents, trademarks and confidentiality agreements and other contractual provisions to establish, maintain and protect our proprietary rights, all of which afford only limited protection. Our success will depend to a significant extent on our ability to obtain and maintain patent and trademark protection for the DeBakey VAD and related technologies, to preserve trade secrets and to operate without infringing the proprietary rights of others.

     We cannot assure you that we will obtain additional patents or that issued patents will provide substantial protection against competitors with similar technology or be of commercial benefit to us. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others.
     The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors might be free to use the subject matter covered by the patent, or the patent holder might license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to us or nonapproval of pending patent applications could create increased competition, with potentially material adverse effects on us and our business.
     We are potentially subject to claims and litigation from third parties claiming that our products or processes infringe their patent or other proprietary rights. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture, use or sell the affected product or process. Litigation, which could result in substantial cost to us, also may be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the patents or proprietary rights of others. Any intellectual property litigation would be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not prevent us from selling our products or materially and adversely affect our business, financial condition and results of operations. If any such claims are asserted against us, we may seek to enter into a royalty or licensing arrangement. We cannot assure you that a license will be available on commercially reasonable terms, or at all.
     We also rely on unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our right to unpatented trade secrets.
If the rights to technology that we have licensed terminate, our commercialization efforts could be delayed or fail.
     Fundamental elements of the DeBakey VAD technology have been licensed from NASA and Baylor College of Medicine. We have worldwide rights to that technology, but these exclusive rights will terminate on the expiration of the licensed patent relating to the technology or final abandonment of any pending patent application. The licensed patent relating to the technology does not expire before 2013. Additionally, our exclusive rights may be terminated if we breach the terms of the license agreements and fail to cure the breach.
     Termination of our agreements with NASA or Baylor College of Medicine could delay or suspend our overall commercialization efforts. The failure to maintain the right to license such technology could require us to cease providing products or services using such licensed technology and, therefore, would likely result in loss of revenue for our business.
We may be subject to claims of trademark infringement, which may harm our business.
     We may be subject to legal proceedings alleging claims of trademark infringement in the future. We have recently become aware that other parties are utilizing the “MicroMed” mark, or other marks that incorporate the letters “MicroMed,” and those parties may have rights to such mark that are superior to those of us. In this event, we may be required to stop using the name in particular markets or to obtain a license from these parties to use it in such markets. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.
Product liability claims in excess of our insurance coverage could adversely affect our business, financial condition and results of operations.
     The research, development and commercialization of medical devices entail significant product liability risks. The use of the DeBakey VAD in clinical trials and our commercial sale may expose us to liability claims. These claims might be made directly by consumers, healthcare providers or persons selling the device. We currently maintain product liability insurance in an aggregate amount of $20 million; however, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will be sufficient to protect us against potential claims or that insurance will be available in the future in amounts sufficient to protect us. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could result in substantial costs to us, divert management attention from our operations and generate adverse publicity. This could harm our reputation; result in a decline in revenues and increase expenses.

We may be unable to scale our operations successfully.
     Our plan is to grow rapidly. Our growth, if it occurs as planned, will place significant demands on our management and manufacturing capacity, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of the DeBakey VAD or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.
We depend on certain key executive personnel and other key scientific and managerial personnel for our success, the loss of whom could adversely affect our business, financial condition and results of operations.
     Our success depends on the continued availability and contributions of members of our scientific and senior management teams and other key personnel. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our management team, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significant weaken our management, harm our ability to compete effectively and harm our business.
Our future capital needs are uncertain. We will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.
     We completed the December 2005 Private Placement on December 1, 2005. Thus, we believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for at least through the first half of 2006. We will need to raise additional funds in order to satisfy our future liquidity requirements. Any subsequent equity financing could result in dilution to your share holdings. We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S. clinical trial efforts, expand our clinical, regulatory and technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We will need to fund these cash requirements from either one or a combination of additional financings, exercise of outstanding warrants, mergers or acquisitions, or via the sale or license of certain of our assets. Current market conditions present uncertainty as to our ability to secure additional funds, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash, if any, generated from operations, are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our product development program or clinical trials, obtain funds if available through strategic alliances that may require us to relinquish rights to certain of our technologies or discontinue our operations.
Our non-U.S. sales present special risks.
     During the years ended December 31, 2005 and 2004, our sales originating outside the U.S. and U.S. export sales accounted for approximately 34% and 29%, respectively, of our total revenues. We anticipate that sales outside the U.S. will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:
•	products may be sold a lower price outside the United States;

•	competitors provide products for no charge during clinical trials;

•	sales agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	terrorist activity or the outbreak of a pandemic disease may interrupt distribution channels or adversely impact customers or employees; and

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.
     Any of these events could harm our operations or operating results.
Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for public companies. Following the Merger, our management team has been required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which has lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
RISKS RELATED TO CAPITAL STRUCTURE
There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.
     Although our common stock is listed on the OTC Bulletin Board, it has only recently traded and is very thinly traded. As such, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:
•	the issuance of new equity securities pursuant to past and future offerings;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the medical device industry generally; and

•	general economic and other national conditions.
Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.
     We are filed a registration statement with the Securities and Exchange Commission in connection with our December 2005 Private Placement to cover the subsequent resale by investors of 7,465,156 shares of common stock and 3,583,333 shares that have been or may be acquired upon the exercise of warrants. In addition, 8,590,830 shares of our common stock are freely tradable without restriction or the requirement for further registration under the Securities Act or 1933, as amended. The former stockholders of MicroMed Technology who received shares of our stock in the Merger will be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act

(“Rule 144”), commencing one year after the Merger, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.
Our common stock is considered a “penny stock” and may be difficult to sell.
     Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.
     Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.
     Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.
Our principal stockholders have significant influence over our company.
     Hunter, Absolute Return European Fund, Ltd., European Catalyst Fund,Ltd., Absolute Octane Fund Ltd., Absolute German Fund, Charterhouse Equity Partners II, L.P., Oxford Bioscience Partners, SV Life Sciences, Essex Woodlands Health Ventures and Mitsui & Co. Venture Partners, and their respective affiliates, beneficially own, in the aggregate, over 90% of our outstanding voting stock. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.
     Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.
     Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.
We do not foresee paying cash dividends in the foreseeable future.
     We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the future.
ITEM 2. DESCRIPTION OF PROPERTIES
     Our executive offices, product development and manufacturing operations are located in Houston, Texas, in a leased facility consisting of approximately 22,000 square feet. The lease for our offices expires on May 31, 2007; however, we can cancel the lease within 30 days of each May 31 anniversary without further obligation. All of our facilities are in good repair.
ITEM 3. LEGAL PROCEEDINGS
     We are not a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the our security holders in the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is approved for quotation on the Over-the-Counter Bulleting Board under the trading symbol “MMCV.” Our shares were listed on the OTC Bulletin Board under the symbol SXPI.OB through August 15, 2005, but no trading market for our common stock developed until August 24, 2005 upon the first trading day under our new trading symbol “MMCV.” The following table sets forth the high and low bid prices for our common stock on a post-split basis for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005
	High	Low
Quarter ended:
September 30, 2005	$5.00	$3.00
December 31, 2005	4.00	1.00

     We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of December 31, 2005, we had approximately 151 shareholders of record, not including persons who hold their shares through a nominee.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-KSB. With respect to this discussion, the terms “MicroMed,” “Company”, “we,” “us,” and “our” refer to MicroMed Cardiovascular, Inc. and our wholly-owned subsidiary, MicroMed Technology, Inc.
Forward-Looking Statements
     The forward-looking comments contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the section entitled “Risks Factors.”
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
Principal Terms of the Merger
     On August 10, 2005, Merger Sub was merged with and into MicroMed Technology, the separate existence of Merger Sub ceased, and MicroMed Technology continued as the surviving corporation at the subsidiary level. Salmon issued shares of its common stock on a one-for-one basis to the stockholders of MicroMed Technology in exchange for 100% of the issued and outstanding shares of common stock of MicroMed Technology (in the aggregate 17,013,145 shares). Additionally, Salmon assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by

MicroMed Technology. Salmon also issued 1,500,000 post-split shares into escrow to cover indemnification obligations, if any, to MicroMed Technology and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against Salmon, all or a portion of the Escrow shares would be issued on a pro rata basis to those parties who were MicroMed Technology stockholders of record immediately prior to the Merger. To the extent that the Escrow shares are not distributed to former holders of MicroMed Technology stock as a result of indemnification claims made prior to the anniversary of the Merger, those escrow shares will be canceled. Immediately prior to the Merger, Salmon effectuated a 1-for-3.3528 reverse stock split of its common stock. After the Merger was concluded, Salmon reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to MicroMed Cardiovascular, Inc. Further to the Merger, Salmon also canceled 10,010,800 shares of its pre-split common stock held by Pete Smith, the founder of Salmon, resulting in total shares of Salmon stock outstanding of 1,500,000 post split. Salmon distributed assets, and related liabilities, to Pete Smith that Salmon held prior to the Merger. Mr. Smith also received cash remuneration of $605,213 from third parties unaffiliated with Salmon for his agreement to cancel such shares. The directors and officers of Salmon resigned and the directors and officers of MicroMed Technology became the directors and officers of the Company.
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
The August 2005 Private Placement
     Immediately prior to the closing of the Merger, MicroMed Technology closed a $4,991,683 private placement (the “August 2005 Private Placement”) of its common stock and warrants. MicroMed Technology engaged Hunter World Markets, Inc. (“Hunter”) as its placement agent in connection with the August 2005 Private Placement. Each investor in the August 2005 Private Placement purchased shares of MicroMed Technology common stock at $1.33 per share and seven-year warrants, exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33 (all investors introduced to MicroMed Technology by Hunter assigned their warrants to Hunter, an aggregate of 1,804,511 warrants). The warrants are redeemable by us under certain circumstances at any time after one year from the date of issuance. We filed a registration statement with the Securities and Exchange Commission covering the securities sold in the August 2005 Private Placement, which was declared effective on September 2, 2005. As partial consideration for services rendered further to the August 2005 Private Placement, Hunter was issued 300,000 shares of MicroMed Technology’s common stock.
The December 2005 Private Placement
     On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. We engaged Hunter as our placement agent in connection with the December 2005 Private Placement. Each investor in the December 2005 Private Placement purchased shares of our common stock at $0.75 per share. As consideration for services rendered in connection with leading the December 2005 Private Placement, Hunter was paid a placement agent fee of $525,000 and was issued, together with Hunter’s affiliate CIC Global Capital, an aggregate 3,433,333 six-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of the Company’s common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company. We filed a registration statement covering the securities sold in the December 2005 Private Placement, which was subsequently declared effective.
     Immediately after the closing of the December 2005 Private Placement, MicroMed Cardiovascular had 26,076,517 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 1,765,725 shares of common stock and warrants to purchase 5,967,431 shares of common stock.
Overview
     We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of December 31, 2005, we had an accumulated deficit of approximately $85.4 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.
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
     Adverse events are typically anticipated due to the advanced nature of the patient’s heart failure and other organ involvement. These may include, but are not limited to thrombus, bleeding, infection, stroke, end organ failure and device malfunctions. If trends of adverse events for the DeBakey VAD exceed those of competitive devices, it would likely result in reduced product utilization and lower revenues for MicroMed.
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
     A typical total for billed charges of a VAD implantation is significant (normally $175,000 to $200,000). VAD implantation is covered by most private insurance and by CMS for Medicare-eligible patients. Although Medicare reimbursement was increased to an average of $140,000 in October 2005, there is no assurance that this reimbursement level will be sufficient enough of an economic incentive to convince potential VAD hospital customers to develop or expand a VAD implant program. Private insurance contracts vary by hospital and by carrier; however, the reimbursement level from private insurance may not be sufficient to support developing or expanding a VAD implant program.
     Due to the protocols and the inclusion/exclusion criteria associated with the clinical trials, the number of potential implant patients that can receive a DeBakey VAD during clinical trials is much smaller than the overall VAD patient population. Accordingly, clinical trial implants and associated revenues, earnings and cash flows are inherently difficult to predict and will continue to be so until we receive commercial approval to market the product in the U.S.
     We face several potential challenges in our drive for commercial success, including raising sufficient capital to fund our business plan, motivating surgeons involved in our clinical trials to continue to implant the DeBakey VAD so that we can complete trials and gain FDA approval to market the products in the U.S., competition from established, well funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than us. Additionally, the overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We now believe that we will not meet the performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify its clinical trial protocol to allow implantation of additional patients with a revised version of its DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis if at all. Further, we have only enrolled 12 patients to date in our Destination Therapy (“DT”) trial and believe that we need to redesign the structure of the trial to accommodate a shorter PMA pathway. We have initiated discussions with our clinical consultants and the FDA regarding a modified trial design that would enable us to increase the pace of patient enrollment, as well as shorten the path to trial completion for this indication. Therefore, we have decided to suspend further implants in the current DT trial and resume patient enrollment once the revised study design is approved.
Research and Development
     Our research and development activities have been primarily focused on the development and pilot clinical trials of the DeBakey VAD. Since our inception in 1995 and through December 31, 2005 we have incurred research and development costs of approximately $68.2 million.
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
     Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales our DeBakey VAD products and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the U.S. (for our DeBakey VAD Child product only, which is approved for sale in the U.S.). Under FDA rules, we are not allowed to sell products in the U.S. until such time as we receive a Pre-Market Approval for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (upon shipment or implantation for certain instances in Europe), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.
     Accounts Receivable. Accounts receivable represent amounts due from customers for goods shipped. We extend various terms to our customers, with payment terms from 30 to 180 days, depending on the customer and country, and we do not require collateral. We periodically assess the collectibility of our receivables and establish reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced significant collectibility problems to date. If the collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.
     Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would have to record a charge to operations.
Recent Accounting Pronouncement
In December 2004, the FASB issued FAS 123(R) Share-Based Payment. The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. We will use the modified prospective method upon adoption. We are currently evaluating the impact of adopting FAS 123(R).
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues
     We had revenues of $5.2 million for the year ended December 31, 2005 versus revenues of $5.9 million for the year ended December 31, 2004. The decrease was due to $0.8 of lower clinical reimbursements in the United States partially offset by $0.1 greater international sales. Clinical reimbursements were down in the United States primarily due to lower equipment reimbursements for implants in our BTT clinical trial.
Research and Development
     Research and development expenses were $10.0 million for the year ended December 31, 2005 versus $12.3 million for the year ended December 31, 2004, representing a $2.3 million, or 18%, decrease. Significant components of the change are as follows (in millions):

			$	%
	2005	2004	Change	Change
Production	$3.2	$3.7	$(0.5)	(14%)
Engineering and development	1.3	1.8	(0.5)	(9%)
Quality, clinical and regulatory	2.8	3.6	(0.8)	(22%)
Sales and marketing	2.7	3.2	(0.5)	(17%)

Total	$10.0	$12.3	$(2.3)	(18%)

•	Production expenses declined in connection with lower overall revenues.

•	Engineering and development costs decreased primarily due to a write off in 2004 of approximately $0.5 million of VAD controllers that did not recur in 2005.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical Research Organization, or CRO, and clinical trial monitoring costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. In 2005, we ceased patient enrollment in our destination therapy (“DT”) DT trial and decided to bring management of our US clinical trials in-house. The decrease in expenses was primarily due to termination of our third party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2005.

•	Sales and marketing expenses decreased due to a reduction in sales and marketing expenses in our international markets as a result of a reduction of personnel and increased reliance on our international distributor network.
General and Administrative
     General and administrative expenses were $3.6 million for the year ended December 31, 2005 versus $2.5 million for the year ended December 31, 2004, representing a $1.1 million, or 42%, increase. The increase was due to higher personnel expenses resulting from severance payments to our former CEO, higher legal and professional expenses associated with our merger with Salmon Express in August 2005 and the attendant expenses associated with being a public company.
Interest Expense
     Interest expense was $0.5 million for the year ended December 31, 2005 versus $0.2 million for the year ended December 31, 2004. The increase was due to interest on the Venture Lending & Leasing loan entered into in 2004, interest on advances under the working capital line from Silicon Valley Bank and interest on the Bridge Loans (see “Liquidity and Capital Resources,” below).
Net Loss and Net Loss Per Share Available to Common Stockholders
     Net loss available to common stockholders decreased to $13.0 million in 2005 from $14.3 million in 2004. Net loss per share available to common stockholders decreased to $0.78 in 2005 from $0.99 in 2004. Net loss available to common stockholders for the years ended December 31, 2005 and 2004 includes accrued preferred stock dividends and accretion of $4.1 million and $5.3 million, respectively. All outstanding shares of our preferred stock were converted into common stock in connection with the recapitalization and merger.
Liquidity and Capital Resources
     As of December 31, 2005, cash and cash equivalents were $2.9 million. From our inception through December 31, 2005, we used approximately $63.1 million in cash and cash equivalents for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.
     For the year ended December 31, 2005, we used approximately $8.8 million in cash for operations principally as a result of a net loss of $8.9 million, along with net changes in other operating assets and liabilities of $0.4 million, principally as a result of payments on accounts payable with funds from our private placement and collections on accounts receivable, offset by non-cash charges of $0.3 million for depreciation and $0.2 million for stock compensation expense.
     We used approximately $53,000 of cash in investing activities. We expect to continue to invest in our infrastructure, including property and equipment to support our operations.

     Financing activities provided cash of $11.0 million during the year ended December 31, 2005, primarily from the receipt of proceeds of a bridge loan with certain stockholders (net of repayments), and $8.8 million from our two private placements. These inflows were partially offset by net payments of $1.3 million on the long-term note and credit facility during the year.
     In May 2004, we received $2.5 million (net $2.4 million after initial $0.1 million prepayment of principal) from a loan agreement we executed in May 2004 with Venture Lending & Leasing IV, Inc. (“VLL and the VLL Loan”). Pursuant to the VLL Loan agreement, we borrowed $2.5 million, repayable in monthly principal payments beginning in July 2004 and terminating in February 2007. Annual interest on the promissory note is 11.137%. Amounts outstanding under the line of credit are collateralized by a second lien on all of our assets, excluding our intellectual property. In connection with the VLL Loan, we issued to VLL a warrant to purchase $275,000 of our common stock. We were in default of the VLL Loan agreement as of August 1, 2005 due to non-payment of our August payment. VLL agreed to waive the event of default for non-payment for a period of two months, with payments to VLL commencing again starting October 1, 2005, which was made when due.
     In July 2004, we entered into a $4.5 million loan agreement with Silicon Valley Bank, which replaced our working capital line of credit with Silicon Valley Bank. Under the revised loan agreement, a new working capital line of credit is available under a formula-based calculation applied to eligible accounts receivable. Interest on draws under the new working capital line ranges from the prime rate plus 1.25% to prime plus 1.5%, depending on our quick ratio at the time of the advance. The loan agreement also requires the payment of collateral handling fees that range from 0.15% to 0.50% (also dependent on our quick ratio). The collateral handling fees are applied monthly to the daily gross account balances. Amounts outstanding on the line of credit are collateralized by all of our assets, excluding our intellectual property. The terms and conditions of the line of credit prevent us from pledging our intellectual property but do not require any financial covenants. Availability under the line is based on the following formula: (1) 80% of the eligible U.S. accounts receivable, up to a maximum loan balance of $4 million, and (2) 80% of eligible foreign accounts receivable up to a maximum loan balance of $500,000. The revised loan agreement expires April 15, 2006. At December 31, 2005, we have availability under the working capital line and equipment line to draw an additional $4.2 million
     In December 2004, we entered into a loan agreement with several of our stockholders (the “2004 Bridge Loan”). Under the terms of the 2004 Bridge Loan, we could borrow up to $3 million (the “Loan Commitment”) until August 31, 2005 (the “Loan Commitment Termination Date”), as amended. The notes issued under the 2004 Bridge Loan, as amended, were unsecured, bore interest at prime plus 3% and were convertible into shares of our capital stock.
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
     As discussed under “—Recent Events—The August 2005 Private Placement,” MicroMed Technology closed the Private Placement on August 10, 2005, upon which we received gross proceeds of $4,991,683.
     In October 2005, we entered into an agreement with Hunter to act as placement agent to assist us in raising additional capital to meet our current needs. Under the terms of the engagement letter, we agreed to pay a fee of 10% of all funds raised. In connection with retaining Hunter, we entered into a Term Credit Agreement with The Hunter Fund Limited, an affiliate of Hunter, whereby we borrowed $150,000 at 10% per annum to be repaid at the earlier of (a) October 13, 2006, or (b) the closing of an equity financing conducted by Hunter that results in gross proceeds of at least $3,000,000. We also issued a warrant to Hunter to purchase 150,000 shares of common stock at an exercise price per share equal to 50% of the per share purchase price of our next securities offering with gross proceeds of at least $3,000,000. The warrant expires five years from the date of grant. The principal amount due under the Term Credit Agreement was converted into common stock in connection with the December 2005 Private Placement (described below).
     On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. We engaged Hunter as our placement agent in connection with the December 2005 Private Placement. Each investor in the

December 2005 Private Placement purchased shares of our common stock at $0.75 per share. As consideration for services rendered in connection with leading the December 2005 Private Placement, Hunter was paid a placement agent fee of $525,000 and was issued, together with Hunter’s affiliate CIC Global Capital, an aggregate 3,583,333 six-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of the Company’s common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company. We agreed to file a registration statement covering the securities sold in the December 2005 Private Placement within 30 days of the closing of the December 2005 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $4,519,265.
     We currently occupy approximately 22,000 square feet of space under a lease which expires on May 31, 2007. The lease may be canceled by us by giving the landlord 30 days notice prior to May 31, 2006. This space supports our immediate operational activities. As we expand our leased space to support our growth, our occupancy costs will increase.
     We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S. clinical trial efforts, expand our clinical, regulatory and technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements for at least through mid 2006. We will need to raise additional funds in order to satisfy our future liquidity requirements. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants, mergers or acquisitions, or via the sale or license of certain of our assets. Current market conditions present uncertainty as to our ability to secure additional funds, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash, if any, generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations beyond the first half of 2006. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.
Off-Balance Sheet Arrangements
     As of December 31, 2005, we had no off-balance sheet arrangements.
Change in Accountants
     On August 18, 2005, following approval from our Board of Directors, we dismissed Morgan & Company (“Morgan”) as our independent registered public accounting firm. Morgan audited Salmon’s financial statements for the fiscal year ended November 30, 2004.
     Morgan’s report on the Salmon’s financial statements for the fiscal year ended November 30, 2004 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles. The report of Morgan for the fiscal year ended November 30, 2004 was qualified in that adverse financial conditions identified by Morgan raised substantial doubt about the Salmon’s ability to continue as a going-concern. During the most recent fiscal year (Morgan did not audit Salmon’s financial statements for the period from its inception on February 20, 2003 to November 30, 2003) and in the subsequent interim periods through the date of this Report, (i) there were no disagreements between the Salmon and Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended. The decision to replace Morgan was not the result of any disagreement between Morgan and the Salmon on any matter of accounting principle or practice, financial statement disclosure or audit procedure. The Board of Directors deemed it in our best interests to change independent registered public accounting firms following the closing of the Merger.

     On August 18, 2005, our Board of Directors approved the appointment of Ernst & Young LLP, as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2005. Prior to the Merger, Ernst & Young LLP served as the independent registered public accounting firm for MicroMed Technology, Inc., who was the acquiring person for accounting purposes in the Merger.
ITEM 7. FINANCIAL STATEMENTS
     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
     The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     Our Directors and Executive Officers as of March 16, 2006 are as follows.

Name	Age	Position
Travis E. Baugh	51	President, Chief Executive Officer, Chief Financial Officer, Director
Betty Silverstein Russell	56	Executive Vice President, Sales and Marketing
Robert J. Benkowski	41	Senior Vice President, Engineering and Operations
Paul M. Frison	69	Director
Norwick B.H. Goodspeed	56	Director
Todd M. Ficeto	39	Director
     TRAVIS E. BAUGH became MicroMed Technology’s President, Chief Executive Officer and a Director in January 2005. Mr. Baugh served as MicroMed Technology’s Executive Vice President, Finance and Operations from October 2003 until January 2005 and has served as its Chief Financial Officer since its inception in 1995. From MicroMed Technology’s inception to March 2003, Mr. Baugh served as a Director and also served as its Senior Vice President from its inception to October 2003. From 1991 to 1994, Mr. Baugh served as Senior Vice President and Chief Financial Officer of Grasso Corporation, a publicly traded company, where he also directly managed the activities of Medic Systems, a division of Grasso that provided remote paramedical services. Mr. Baugh was previously a Senior Accountant with Arthur Young & Company and is a Certified Public Accountant.
     BETTY SILVERSTEIN RUSSELL joined MicroMed Technology in August 2002 as its Executive Vice President of Marketing and Sales. From 2001 to 2002, Ms. Russell was Executive Vice President of CardiacAssist, Inc. From January 2000 to 2001, she served as Executive Vice President of Marketing and Sales of Biosense Webster, Inc., a subsidiary of Johnson and Johnson, Inc. From 1988 to 1999, she served as Senior Vice President of Thermo Cardiosystems, Inc. Ms. Russell received her Bachelor of Science in nursing from Georgia State University and her Master of Science in management and administration from Boston University. She is a member of Who’s Who in Professional and Executive Women, a contributing author to Biomedical Business International and a member of the guest facility in the Graduate School of Marketing at Boston College.
     ROBERT J. BENKOWSKI joined MicroMed Technology in August 1996 as its Director of Engineering and became its Vice President of Engineering in April 2000. . In December 2005, Mr. Benkowski became Senior Vice President of Engineering and Operations. Mr. Benkowski’s background is in aerospace with an expertise in Computer Aided Design, Manufacturing and Engineering (CAD/CAM/CAE). He worked on the engineering of the B-1, C-17 and the CAD integration of the International Space Station. He began working on the DeBakey VAD project in 1990, first while working at NASA’s Johnson Space Center, then at Baylor College of Medicine as a member of Dr. DeBakey’s team. He is a co-inventor of the original NASA technology, our continuation-in-part patent, a pulsatile loop patent, a VAD controller patent, four suction detection and physiologic algorithm patent applications and a neonatal blood pump developed for another company. He has received numerous awards for his work in this area including being inducted into the United States Space Foundation’s “Space Technology Hall of Fame,” the Sezai Innovative Research Award, Olsen-Medforte Clinical Award, and the NASA Commercial Invention of the Year award.
     PAUL M. FRISON has served as a Director of MicroMed Technology since October 2002. Mr. Frison became President and Chief Executive Officer of the Houston Technology Center (“HTC”) in January 1999, a business accelerator for Houston-based emerging technology companies. Prior to HTC, Mr. Frison was President and/or CEO of three public companies (LifeMark (1975 – 1984), NYSE; ComputerCraft (1984 – 1986), NASDAQ; and LifeCell (1986 – 1999), NASDAQ), each technology based. He received his BA from Occidental College in Los Angeles, California and currently serves on the Board of Directors of the HTC, The Institute of Research and Rehabilitation (“TIRR”), The Entrepreneurship Institute, The Houston Entrepreneurs Foundation, The Lions Eye Foundation – Houston, Boy Scouts of America – Houston, Texas Council of AEA, Texchange, and the Advisory Council of the University of Houston – College of Technology.
     NORWICK B.H. GOODSPEED has served as a Director of MicroMed Technology since March 2003. Mr. Goodspeed is President and Chief Executive Officer of FlowCardia, Inc., where he has served since March 2004. From May 2000 to January 2004, he was President and Chief Executive Officer of TransVascular, Inc., an interventional cardiology company acquired by Medtronic, Inc. in September 2003. From June 1997 to May 2000, he was President and Chief Executive Officer of Ocular Sciences, a publicly traded contact lens manufacturer. Previously, Mr. Goodspeed served as President of McGaw Inc. (a manufacturer of I.V. Solutions and a subsidiary of Ivax) and President and Chief Executive Officer of Vical, Inc. (a gene therapy company). Earlier in his career, Mr. Goodspeed held executive positions with BOC Healthcare and Baxter. He holds an MBA degree from Stanford University and a BA from Yale University.
     TODD M. FICETO has served on the Board of Directors of MicroMed Cardiovascular since December 2005. Mr. Ficeto is President, Chief Executive Officer, and control person of Hunter World Markets, Inc, a registered broker-dealer which he founded in 1995. Mr. Ficeto serves on no other boards of directors.
Medical Advisory Board
     DR. MICHAEL E. DEBAKEY, Chairman, Co-Principal Investigator of the Bridge-to-Transplant trial, is Chancellor Emeritus of Baylor College of Medicine and Director of the DeBakey Heart Center of Baylor and the Methodist Hospital in Houston, Texas. Dr. DeBakey’s surgical career has earned him worldwide recognition as a premier surgeon, medical inventor and innovator, a gifted and dedicated medical educator and an international medical statesman. He joined the Baylor College of Medicine faculty in 1948, serving as Chairman of the Department of Surgery until 1993 and as President of the College from 1969 to 1979. Dr. DeBakey is best known for his innovations in treating cardiovascular disease. He was the first to perform successful excision and graft replacement of arterial aneurysms and obstructive lesions and was a pioneer in the development of an artificial heart, having been the first to use a heart pump successfully in a patient. Dr. DeBakey performed the first successful carotid endarterectomy, the first aortocoronary bypass with autogenous saphenous vein graft. He is the recipient of numerous honorary degrees and citations from universities and heads of state around the world, including the Medal of Freedom (the highest honor the President of the United States can bestow on a civilian), the

Medal of Science and the Lasker Award (the American equivalent of the Nobel Prize). Dr. DeBakey has published more than 1,300 medical articles and books on various aspects of surgery, medical research and ethics.
     DR. GEORGE P. NOON, Co-Principal Investigator, Bridge to Transplant Trial, has been a key member of the DeBakey VAD development team since inception of the project. Dr. Noon is Executive Director, Multi-Organ Transplant Center at Methodist Hospital and Chief, Division of Transplant and Assist Devices/Professor of Surgery at Baylor College of Medicine in Houston. Dr. Noon is a practicing cardiovascular surgeon at Methodist Hospital in Houston, where he has performed countless heart, lung and kidney transplants. He also served as a Principal Investigator for the Novacor LVAS clinical trials and is a recipient of the NASA Space Technology Hall of Fame Award.
Family Relationships
None.
Section 16(a) Beneficial Ownership Reporting Compliance.
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities Exchange Commission (the “SEC”) on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners complied with Section 16(a) filing requirements applicable to them except that one Form 3 was untimely filed by each of Mitsui & Co. Venture Partners II, L.P., Phyllis Haberman, Charterhouse Equity Partners II LP and one Form 4 was untimely filed by each of Robert Benkowski, Paul Frison, Timothy Placek, Betty Russell, Norwick Goodspeed, Travis Baugh and Mitsui & Co. Venture Partners II, L.P.
Code of Ethics.
     Subsequent to the reverse merger in August 2005, we have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. We intend to adopt a code in the near future.
ITEM 10. EXECUTIVE COMPENSATION
     The following table presents summary information for the years ended December 31, 2005, 2004 and 2003 regarding the compensation of MicroMed Technology’s Chief Executive Officer and four most highly compensated executive officers (“Named Executive Officers”).

				Long Term Compensation
				Awards	Payouts
		Annual Compensation		Securities Underlying	All Other Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Options/SARS (#)	($)
Dallas W. Anderson (1)	2005	36,062	—	—	429,000	(2)
Former President and Chief	2004	283,885	—	—	4,295	(2)
Executive Officer	2003	262,981	64,350	—	4,295	(2)
Travis E. Baugh (1)	2005	227,077	1,000	475,000	37,950	(3)
President, Chief Executive Officer and Chief Financial Officer	2004	192,000	—	—	—
	2003	182,946	54,600	—	—
Betty Silverstein Russell	2005	227,692	1,000	375,000	37,950	(3)
Executive Vice President of	2004	200,000	—	—	—
Marketing and Sales	2003	200,000	50,000	—	—
Edward R. Teitel	2005	175,000	—	—	—
Senior Vice President and	2004	175,000	—	—	—

				Long Term Compensation
				Awards		Payouts
		Annual Compensation		Restricted Stock	Securities Underlying	LTIP	All Other Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options/SARS (#)	Payouts ($)	($) (2)
Chief Medical Officer	2003	175,000	26,250	—	—	—	—
Robert J. Benkowski (3)	2005	181,462	1,000	—	275,000	—	31,350	(3)
Vice President of	2004	167,212	—	—	—	—	—
Engineering	2003	166,000	25,000	—	—	—	—
Timothy R. Placek(4) (3)	2005	175,000	1,000	—	225,000	—	24,750	(3)
Senior Vice President of	2004	147,539	—	—	—	—	—
Regulatory Affairs, Clinical	2003	137,692	30,000	—	—	—	—
Affairs and Quality Systems

(1)	On January 20, 2005, Mr. Baugh was elected President and Chief Executive Officer and Mr. Anderson retired.

(2)	Other compensation during 2003 and 2004 represents premiums paid by MicroMed for personal life insurance for Mr. Anderson. In 2005, Mr. Anderson received an aggregate of $429,000 in severance payments in connection with his retirement as President and Chief Executive Officer in January 2005.

(3)	Represents value realized on the exercise of options granted and exercised in 2005. These options are included in the amount included under the column in this table entitled “Securities Underlying Options/SARS.”

(4)	Mr. Placek resigned from his position in February 2006.
Option Grants in 2005
      The following table sets forth information concerning individual grants of stock options in 2005 to our Named Executive Officers:

	Individual Grants
	Number of
	Securities	Percent of
	Underlying	Total Options	Exercise or
	Options	Granted to	Base Price	Expiration
Name	Granted	Employees (1)	Per Share	Date
Dallas W. Anderson	—	—	—	—
Travis E. Baugh	115,000	6.10%	$0.01	August 10, 2015
Travis E. Baugh	360,000	19.10	$1.33	August 23, 2015
Betty Silverstein Russell	115,000	6.10	$0.01	August 10, 2015
Betty Silverstein Russell	260,000	13.79	$1.33	August 23, 2015
Edward R. Teitel	—	—	—	—
Robert J. Benkowski	95,000	5.04	$0.01	August 10, 2015
Robert J. Benkowski	180,000	9.55	$1.33	August 23, 2015
Timothy R. Placek	75,000	3.98	$0.01	August 10, 2015
Timothy R. Placek	150,000	7.96	$1.33	August 23, 2015

(1)	The total number of options granted to our employees, excluding shares underlying options granted to non-employee directors, during 2005 was 1,885,000.

(2)	In order to comply with the rules of the SEC, we are including the gains or “option spreads” that would exist for the respective options we granted to the Named Executive Officers. We calculated these gains by assuming an annual compound stock price appreciation of 5% and 10% from the date of the option grant until the termination date of the option, which is the seventh anniversary of the grant date. These gains do not represent our estimate or projection of the future price of the ordinary shares.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005
     The following table presents information about the number and value of the shares of common stock acquired on exercise of options and underlying unexercised options that are held by each of the individuals listed in the summary compensation table as of December 31, 2005.
     Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2005” are based on the assumed fair market value of MicroMed Technology common stock on December 31, 2005 less the exercise price payable for these shares. The last sales price of the Company’s common stock prior to December 31, 2005 was $3.75 per share.

			Number of Securities
	Shares		Underlying Unexercised Options		Value of Unexercised In-The-Money Options at
	Acquired on	Value	at December 31, 2005		December 31, 2005
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Dallas W. Anderson	—	$—	—	—	$—	$—
Travis E. Baugh	28,750	37,950	90,000	356,250	217,800	975,975
Betty Russell	28,750	37,950	65,000	281,250	157,300	794,475
Edward R. Teitel	—	—	—	—	—	—
Robert J. Benkowski	23,750	31,350	45,000	206,250	108,900	593,175
Timothy R. Placek	18,750	24,750	37,500	281,250	90,750	482,625

Employment Agreements and Severance Arrangements
     MicroMed Technology is a party to employment agreements with its senior executive officers, including Travis E. Baugh, Robert J. Benkowski and Betty Silverstein Russell. Mr. Baugh’s employment agreement was amended effective March 1, 2000. Mr. Benkowski’s employment agreement was amended effective March 31, 2000. Ms. Russell’s employment agreement was effective August 19, 2002.
     As amended, the employment agreement of Travis E. Baugh provides that Mr. Baugh is entitled to receive a sum equal to his annual salary, payable either in monthly payments or in a lump sum at the election of MicroMed Technology, upon any termination without cause. The same amount would become due to Mr. Baugh in the event of a change of control of MicroMed, which is defined to include a merger or consolidation, or an agreement to merge or consolidate, a sale, or an agreement to sell, all or substantially all of MicroMed’s assets, the dissolution of MicroMed and the breach by MicroMed of any provision of the employment agreement.
     On January 20, 2005, Mr. Anderson retired and was granted a severance payment of an aggregate $429,000 that was paid in nine monthly installments of $47,667, the first of which was made in January 2005, with the final payment made in October 2005. Mr. Anderson resigned from the board of directors in October 2005.
     As amended, the employment agreement of Robert J. Benkowski provides that he will be entitled to receive a sum equal to his annual salary, payable in 12 monthly payments, upon any termination without cause. While termination without cause is not defined in the employment agreement of Mr. Benkowski, termination for cause in the employment agreement includes (i) a conviction or guilty plea or plea of nolo contendere to a charge that the employee has committed a crime under any federal, state or local law in the United States, (ii) employee’s gross neglect of the duties of his position, (iii) employee’s failure to work exclusively for MicroMed Technology, (iv) willful misconduct, (v) commission of an act of moral turpitude, dishonesty, theft or unethical business conduct, or conduct that impairs or injures MicroMed Technology, any MicroMed Technology employee or MicroMed Technology’s reputation, (vi) disloyalty, including, but not limited to, aiding a competitor, (vii) any material breach of the employment agreement or MicroMed Technology ‘s policies or rules, or (viii) employee’s failure to fully and truthfully cooperate in any investigation by MicroMed Technology.
     The employment agreement of Betty Silverstein Russell provides that she is entitled to receive a sum equal to her annual salary, payable in bi-weekly payments, upon any termination without cause. While termination without cause is not defined in the employment agreement of Ms. Russell, termination for cause in the employment agreement includes (i) a guilty plea or plea of nolo contendere to a charge that she has committed a felony under the laws of the United States, (ii) the commission of acts amounting to gross neglect of the Ms. Russell’s duties to the material detriment of MicroMed Technology, or (iii) the material breach of provisions of the employment agreement by the Ms. Russell relating to her employment duties or certain aspects of the required treatment of, or disclosure relating to, the intellectual property of MicroMed Technology. Any of these events is capable of a cure upon proper notice to the employee by MicroMed Technology; however, if a cure is unavailing, Ms. Russell may be then terminated by MicroMed Technology for cause.
Option Plans
     MicroMed Technology 1997 Stock Option Plan
     MicroMed Technology’s 1997 Stock Option Plan (the “1997 Plan”) was adopted by MicroMed’s Board of Directors in 1997 and approved by its stockholders and assumed by us in connection with the Merger. The purpose of the 1997 Plan is to provide additional incentive to our officers, directors, other key employees and significant consultants by encouraging them to invest in shares of common stock, and thereby acquire a proprietary interest in MicroMed and an increased personal interest in our continued success and progress. The 1997 Plan may be administered by the Board of Directors or a Committee, which is appointed by the Board of Directors. The term “Committee” refers to either the Board of Directors or the Committee, depending on who is administering the Plan.
     The Committee will determine, among other things, which officers, directors, key employees, and consultants receive an option or options under the 1997 Plan, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability, and, subject to certain other provisions to be discussed below, the option price and duration of this option.
     The Committee may, in its discretion, amend or supplement any of the option terms hereafter described, provided that if an incentive option is granted under the 1997 Plan, the option as amended or supplemented continues to be an incentive stock option.
     No individual may receive options under the 1997 Plan for more than 30% of the aggregate number of shares of common stock authorized for issuance under the 1997 Plan.
     The options granted under the 1997 Plan have an option price that may either be equal to the fair market value at the date of grant (in the case of incentive stock options) or at such other price determined by the Committee (in the case of non-qualified options). The option price for options intended to be incentive stock options under the 1997 Plan must be at least equal to 100% of the fair market value of the common stock as of the date the option is granted or, if the grantee is the holder of more than 10% of MicroMed’s capital stock, 110% of the fair market value of the common stock as of the date the option is granted. The fair market value will be determined by the Committee.
     In the event of a “change of control” as defined in the Plan, each optionee may exercise the total number of shares then subject to the option. Consequently, the Plan may be deemed to have certain “anti-takeover” and “anti-greenmail” effects. The Merger constituted a “change of control,” and, accordingly, the vesting of options to purchase 12,112 shares were accelerated in connection with the Merger.
     Subject to the discretion of the Committee, the stock options generally expire 10 years after the date they are granted, with certain exceptions. Options terminate three months after the date on which employment is terminated (whether such termination is voluntary or involuntary), other than by reason of death or disability, but not later than the scheduled termination date. The option terminates one year from the date of termination due to death or disability, but not later than the scheduled termination date.
     As of December 31, 2005, 9,595 stock options were outstanding under the 1997 Plan at $0.20 per share.
     MicroMed Technology 2005 Stock Incentive Plan
     Prior to the closing of the Merger, MicroMed Technology’s Board of Directors and stockholders adopted the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). This plan was assumed by us in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 post-split shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.
     Incentive stock options may not be granted at less than the fair market value of MicroMed’s common stock at the date of grant. The options can be exercisable at various dates, as determined by the Board of Directors, or a committee designated by the Board of Directors (the “Committee”), and will expire no more than 10 years from the date of grant.
     Stock appreciation rights of a term of no more than 10 years and Stock Awards may be granted by the Board of Directors, or the Committee, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options, stock appreciation rights and Stock Awards may be granted to consultants and non-employee directors, with terms, conditions and limitations to be decided by the Board of Directors or the Committee.
     Options granted under the 2005 Stock Incentive Plan are restricted as to transfer and may contain provisions relating to a change of control and various means of payment upon exercise. While grant documentation will govern the expiration and vesting of the various types of grants available under the 2005 Stock Incentive Plan, replacement options will expire on the earlier of the 10th anniversary of the grant date, and with respect to any exercisable portion of the grant, the expiration of 90 days following termination of employment for reasons other than death, disability or cause, the first anniversary of termination by reason of death or disability, the date of the termination of employment for cause and the date of termination for any reason.
     As of December 31, 2005, 1,634,875 stock options were outstanding under the 2005 Stock Incentive Plan at prices ranging from $0.01 to $1.33 per share.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 8, 2006 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Immediately prior to the closing of the Merger, MicroMed Technology had outstanding 17,013,145 shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the Merger, MicroMed Cardiovascular had 18,513,145 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the December 2005 Private Placement, MicroMed Cardiovascular had 26,076,517 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 1,765,725 shares of common stock and warrants to purchase 5,967,431 shares of common stock.
     The following table sets forth information as of March 8, 2006, based solely on information available to the Company with respect to beneficial ownership of the Company’s common stock based on 28,787,550 outstanding shares of common stock (excluding the Escrow Shares), by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of the Company’s common stock. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the table, the address of each stockholder listed in the table is c/o MicroMed Cardiovascular, Inc., 8965 Interchange Drive, Houston, TX 77054.

Class of Security	Directors and Executive Officers: Name and Address	Number of shares		% of Class
Common Stock	Travis E. Baugh	228,424	(1)	*
	President, Chief Executive Officer, Chief Financial Officer and Director
Common Stock	Betty Silverstein Russell	88,031	(2)	*
	Executive Vice President, Sales and Marketing
Common Stock	Robert J. Benkowski	64,677	(3)	*
	Senior Vice President, Engineering
Common Stock	Paul M. Frison	11,952	(4)	*
	Director
Common Stock	Norwick B.H. Goodspeed	11,606	(5)	*
	Director
Common Stock	Todd M. Ficeto	4,146,831	(12)	14.3%
	Director
Common Stock	All directors and executive officers as a group (6 persons)	4,603,691	(6)	17.4%
	Five Percent Stockholders:
Common Stock	Oxford Bioscience Partners and affiliated entities	2,272,891	(7)	7.9%
	222 Berkeley St., Suite 1650
	Boston, MA 02116
Common Stock	SV Life Sciences	2,011,393	(8)	6.9%
	60 State Street, Suite 3650
	Boston, MA 02109
Common Stock	Charterhouse Equity Partners II, L.P.	3,960,412	(9)	13.8%
	1105 North Market Street, Suite 1300
	Wilmington, DE 19899
Common Stock	Essex Woodlands Health Ventures Fund IV, L.P.	2,132,093	(10)	7.4%
	10001 Woodloch Forest Drive
	The Woodlands, TX 77380
Common Stock	Mitsui & Co. Venture Partners	2,212,814	(11)	7.7%
	200 Park Avenue
	New York, NY 10166-0130
Common Stock	Hunter World Markets, Inc.	4,869,131	(12)	14.3%
	9300 Wilshire Blvd, Penthouse Suite
	Beverly Hills, CA 90212
Common Stock	Absolute Return Europe Fund LTD	4,410,221	(13)	15.3%
	c/o Iron Shore Corporate Services Limited
	P.O. Box 1234 GT Queensgate House
	South Church Street, Georgetown
	Grand Cayman
Common Stock	Absolute Octane Fund LTD	1,405,110	(14)	4.8%
	c/o Iron Shore Corporate Services Limited
	P.O. Box 1234 GT Queensgate House
Common Stock	European Catalyst Fund LTD	3,805,110	(15)	13.2%
	c/o Iron Shore Corporate Services Limited
	P.O. Box 1234 GT Queensgate House

*	Indicates less than 1.0%

(1)	Includes options to purchase 92,161 shares of common stock exercisable within 60 days of March 8, 2006.

(2)	Includes options to purchase 66,829 shares of common stock exercisable within 60 days of March 8, 2006.

(3)	Includes options to purchase 46,677 shares of common stock exercisable within 60 days of March 8, 2006.

(4)	Includes options to purchase 9,241 shares of common stock exercisable within 60 days of March 8, 2006.

(5)	Includes options to purchase 9,241 shares of common stock exercisable within 60 days of March 8, 2006.

(6)	Includes options to purchase 262,488 shares of common stock exercisable within 60 days of March 8, 2006.

(7)	Includes 518,950 shares held by Oxford Bioscience Partners II L.P., 388,577 shares held by Oxford Bioscience Partners (Bermuda) II Limited Partnership, 314,884 shares held by Oxford Bioscience Partners (GS-Adjunct) II L.P., 137,089 shares held by Oxford Bioscience Partners (Adjunct) II L.P., 913,060 shares held by Oxford Bioscience Partners (Annex) II L.P., which includes 72,160 shares of Salmon common stock purchased from Salmon stockholders upon the closing of the Merger. Also includes 153 warrants to purchase common stock held by Oxford Bioscience Partners II L.P., 115 warrants held by Oxford Bioscience Partners (Bermuda) II Limited Partnership, 30 warrants held by Oxford Bioscience Partners (GS-Adjunct) II L.P., and 33 warrants held by Oxford Bioscience Partners (Adjunct) II L.P., which are currently exercisable. Mr. Ryan, who served as a Director of MicroMed from 2002 to 2005, is Founding General Partner with Oxford Bioscience Partners, which is the general partner of the foregoing funds. As a general Founding General Partner with Oxford Bioscience Partners, Mr. Ryan may be deemed to share voting and investment powers for the shares held by the foregoing funds. Mr. Ryan disclaims beneficial ownership of the shares held by funds affiliated with Oxford Bioscience Partners except to the extent of his proportionate pecuniary interest therein. Excludes warrants to purchase 33,834 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(8)	Includes 1,271,086 shares held by Schroder Ventures International Life Sciences Fund LP1, 282,462 shares held by Schroder Ventures International Life Sciences Fund LP2, 447,422 shares held by Schroder Ventures International Life Sciences Fund Trust and 10,056 shares held by Schroder Ventures International Life Sciences Fund Co-Investment Scheme (together, the “Schroder entities”). Also includes 231 warrants to purchase common stock held by Schroder Ventures International Life Sciences Fund LP1, 52 warrants held by Schroder Ventures International Life Sciences Fund LP2, 82 warrants held by Schroder Ventures International Life Sciences Fund Trust and 2 warrants held by Schroder Ventures International Life Sciences Fund Co-Investment Scheme, which are currently exercisable. Schroder Venture Managers Limited (“SVML”) is the fund manager for all of the Schroder entities. James Garvey, a Director of MicroMed from 2004 to 2005, serves on the investment committee of SV Life Sciences Advisors Limited (“SVLSA”), which acts as the fund advisor to SVML. The investment committee of SVML has voting and dispositive power over these shares. Mr. Garvey is also a special limited partner in the Schroder entities. Mr. Garvey disclaims beneficial ownership of the shares held the Schroder entities, except to the extent of his proportionate pecuniary interest therein. Excludes warrants to purchase 73,299 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(9)	Harvard Custom Manufacturing, LLC holds (“Harvard”) 3,824,590 shares of common stock and 718 warrants, which are currently exercisable; Harvard is controlled by Charterhouse Equity Partners II, L.P. (“CEP II”). CEP II holds 134,948 shares of common stock. Chef Nominees Ltd. holds 156 shares of common stock. Phyllis Haberman served as a director of the Company from 2004-2005. Ms. Haberman is affiliated with Charterhouse Group, Inc. (“Charterhouse”), the sole stockholder of Charterhouse Equity II, Inc. (“Charterhouse Equity II”). Charterhouse Equity II is the general partner of CHUSA Equity Investors II, L.P. (“CHUSA Equity II”). CHUSA Equity II is the general partner of CEP II. Ms. Haberman does not have any voting or investment power over the shares held by CEP II or Harvard. Excludes warrants to purchase 170,121 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(10)	Includes 2,098,717 shares held by Essex Woodlands Health Ventures Fund IV L.P. Includes 152 warrants to purchase common stock, which are currently exercisable. Martin Sutter served as a director of the Company from 2002 to 2005. As Managing Director of Essex Woodlands Health Ventures, Mr. Sutter may be deemed to share voting and investment powers for the shares held by the foregoing fund. Mr. Sutter disclaims beneficial ownership of the shares held by funds affiliated with Essex Woodlands Health Ventures except to the extent of his proportionate pecuniary interest therein. Excludes warrants to purchase 125,008 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(11)	Koichi Ando is the Chief Executive Officer of Mitsui & Co. Venture Partners. As the Chief Executive Officer, Mr. Ando may be deemed to have voting and investment power over the shares held by Mitsui & Co. Venture Partners. Mr. Ando disclaims beneficial ownership of the shares held by Mitsui & Co. Venture Partners except to the extent of his pecuniary interest therein. Excludes warrants to purchase 45,113 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(12)	Includes 1,085,798 shares held by Hunter World Markets, Inc. and 200,000 shares held by The Hunter Fund, Ltd. (together, the “Hunter entities”). Also includes 150,000 warrants to purchase common stock held by Hunter World Markets, Inc. which are currently exercisable. Todd M. Ficeto is President, Chief Executive Officer, and control person of Hunter World Markets, Inc. and may be deemed to have voting and investment power over the shares held by Hunter World Markets, Inc. Mr. Ficeto disclaims beneficial ownership of the shares held the Hunter entities, except to the extent of his proportionate pecuniary interest therein. Excludes warrants to purchase 1,804,511 shares of common stock at $1.33 per share which are exercisable commencing August 10, 2006.

(13)	As Investment Manager and control person of Absolute Return Europe Fund LTD, Florian Homm may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Homm disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(14)	As Investment Manager and control person of Absolute Octane Fund LTD, Sean Ewing may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Ewing disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.

(15)	As Investment Manager and control person of European Catalyst Fund LTD, Guillermo Hernandez may be deemed to have voting and investment powers for the shares held by the foregoing funds. Mr. Hernandez disclaims beneficial ownership of the shares held by foregoing funds except to the extent of his proportionate pecuniary interest therein.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2005 regarding compensation plans, including individual compensation arrangements, under which equity securities of MicroMed are authorized for issuance.

Number of securities
remaining available for future
	Number of Securities to be		Weighted- average	issuance under equity
	issued upon exercise of		exercise price of	compensation plans
	Outstanding options,		outstanding options,	(excluding securities reflected
Plan Category	warrants and rights		Warrants and rights	in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,644,470	(1)	$0.31	419,147	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,644,470		$0.31	419,147

(1)	Represents share options outstanding under the 1997 Stock Option Plan and the 2005 Stock Incentive Plan.

(2)	Represents share options available for future grants under 1997 Stock Option Plan and the 2005 Stock Incentive Plan.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Bridge Loans
     In December 2004, we entered into a loan agreement with several of our stockholders who have been party to sales of Series A, Series B, Series C and Series D preferred stock to borrow up to $3 million (the “2004 Bridge Loan”). In March 2005, we entered into a loan agreement (the “2005 Bridge Loan”) with the same stockholders that were party to the 2004 Bridge Loan under which we borrowed another $1.5 million. The parties to the 2004 and 2005 Bridge Loans were: Oxford Bioscience Partners and affiliated entities, SV Life Sciences, Charterhouse Equity Partners II, L.P., Essex Woodlands Health Ventures Fund IV, L.P., Mitsui & Co. Venture Partners, Trellis Health Ventures LP, David Schecter and Travis E. Baugh. In connection with the August 2005 Private Placement, all principal amounts outstanding under the 2005 and 2004 Bridge Loans were converted to common stock.
The Private Placements
     Immediately prior to the closing of the Merger in August 2005, MicroMed Technology closed a $4,991,683 private placement (the “August 2005 Private Placement”) of its common stock and warrants. MicroMed Technology engaged Hunter World Markets, Inc. (“Hunter”) as its placement agent in connection with the August 2005 Private Placement. On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. We engaged Hunter as our placement agent in connection with the December 2005 Private Placement. Todd Ficeto, who has served on our Board of Directors since December 2005, is President, Chief Executive Officer, and control person of Hunter, a registered broker-dealer which he founded in 1995.
     In connection with the August 2005 Private Placement, all investors introduced to MicroMed Technology by Hunter assigned their warrants to Hunter, an aggregate of 1,804,511 warrants. The warrants have a term of seven-year warrants, and are exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33. The warrants are redeemable by us under certain circumstances at any time after one year from the date of issuance. We filed a registration statement with the Securities and Exchange Commission covering the securities sold in the August 2005 Private Placement, including the shares underlying the warrants issued to Hunter. As partial consideration for services rendered further to the August 2005 Private Placement, Hunter was issued 300,000 shares of MicroMed Technology’s common stock.
     In October 2005 we entered into a Term Credit Agreement with The Hunter Fund Limited, an affiliate of the Placement Agent, whereby we borrowed $150,000 at 10% per annum. The note was converted in shares in the December 2005 Private Placement. We also issued a warrant to the Placement Agent to purchase 150,000 shares of common stock at an exercise price per share equal to 50% of the per share purchase price of the next securities offering of the Company with gross proceeds of at least $3,000,000. The warrant expires five years from the date of grant.
     As consideration for services rendered in connection with leading the December 2005 Private Placement, Hunter was paid a placement agent fee of $525,000 and was issued, together with Hunter’s affiliate CIC Global Capital, an aggregate 3,433,333 six-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $0.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of the Company’s common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company. We filed a registration statement covering the securities sold in the December 2005 Private Placement, including the shares of common stock underlying the warrants issued to Hunter.
     In March 2006, the Company entered into an agreement with Hunter World Markets, Inc. to act as the placement agent (“Placement Agent”) to assist the Company in raising additional capital. Under the terms of the agreement, the Company has agreed to pay the Placement Agent a fee of 10% of all funds raised.
ITEM 13 EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2005).

2.2	First Amendment to Agreement and Plan of Merger dated May 16, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

EXHIBIT
NUMBER	DESCRIPTION

2.3	Second Amendment to Agreement and Plan of Merger dated July 29, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2005).

2.4	Third Amendment to Agreement and Plan of Merger dated August 9, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1(c) to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

2.5	Share Cancellation Agreement dated January 31, 2005 by and among Stone & Graves, MicroMed Technology, Inc., and Pete Smith, Sr. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form SB-2 Post Effective Amendment No. 2 filed with the SEC on July 1, 2005).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

3.2	By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K filed with the SEC on August 24, 2005).

4.1	Form of Stock Purchase Warrant dated August 9, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.2	Registration Rights Agreement dated August 9, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.3	Form of Stock Purchase Warrant dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

4.4	Registration Rights Agreement dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.1	Securities Purchase Agreement dated August 9, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

10.2	Securities Purchase Agreement dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.3	MicroMed 1997 Stock Option Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.4	MicroMed 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Form SB-2 Post- Effective Amendment No. 2 filed with the SEC on July 1, 2005).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Form SB-2 filed with the SEC on December 21, 2005).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the fiscal years ended December 31, 2005 and 2004, we retained Ernst & Young LLP to provide services as follows:

	Fees for the Year Ended December 31,
Service	2005	2004
Audit fees(1)	$180,574	$250,726
Audit-related fees	—	—
Tax fees(2)	12,200	12,650
All other fees	200,000	—

Total audit and non-audit fees	$392,774	$263,376

(1)	These are fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements, review of our quarterly reports, and audit of registration statements on Form SB-2.

(2)	These are fees for professional services performed by Ernst & Young LLP for Federal and State tax compliance.
(3)	These are fees for professional services performed by Ernst & Young LLP for the recapitalization and reverse merge.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on March 31, 2006.

MicroMed Cardiovascular, Inc.
/s/ Travis E. Baugh
Travis E. Baugh
President, Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Travis E. Baugh	President, Chief Executive Officer, Chief Financial Officer and a Director	March 31, 2006
Travis E. Baugh	(Principal Financial and Accounting Officer)

/s/ Paul Frison	Director	March 31, 2006
Paul Frison

/s/ Norwick B.H. Goodspeed	Director	March 31, 2006
Norwick B.H. Goodspeed

/s/ Todd M. Ficeto	Director	March 31, 2006
Todd M Ficeto

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MICROMED CARDIOVASCULAR, INC.
(a Development Stage Company)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2005	F-3
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to December 31, 2005 and the years ended December 31, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from October 6, 1995 (date of inception) to December 31, 2005	F-5
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to December 31, 2005, and the years ended December 31, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MicroMed Cardiovascular, Inc.
We have audited the accompanying consolidated balance sheet of MicroMed Cardiovascular, Inc. (a Delaware corporation in the development stage), as of December 31, 2005, and the related statements of operations, and stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (October 6, 1995) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from inception (October 6, 1995) through December 31, 2000, were audited by other auditors who have ceased operations and whose report dated April 11, 2001, expressed an unqualified opinion on those statements. The financial statements for the period from inception (October 6, 1995) through December 31, 2000, include total revenues and net loss of $640,000 and $26,771,117, respectively. Our opinion on the statements of operations, stockholders’ deficit, and cash flows for the period from inception (October 6, 1995) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit on the Company’s internal control over financial reporting . Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MicroMed Cardiovascular, Inc. , at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (October 6, 1995) through December 31, 2005 , in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that MicroMed Cardiovascular, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
March 15, 2006
Houston, Texas

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$2,871,071
Accounts receivable	882,090
Inventory	2,770,688
Prepaids and other assets	340,938

Total current assets	6,864,787
Property and equipment, net	541,986
Other assets	39,379

Total assets	$7,446,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,365
Accrued liabilities	614,774
Current portion of long-term debt	1,021,734
Note payable	461,429

Total current liabilities	2,488,302
Long-term debt	409,092
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common Stock, $.001 par value, 100,000,000 shares authorized, 26,113,495 issued and 26,076,517 shares outstanding at December 31, 2005	26,077
Additional paid-in capital	90,359,633
Deferred compensation	(470,030)
Deficit accumulated during development stage	(85,366,922)

Total stockholders’ equity	4,548,758

Total liabilities and stockholders’ equity	$7,446,152

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
			(October 6,
			1995)
			Through
			December
	Years ended December 31,		31,
	2005	2004	2005

International product sales	$1,777,660	$1,717,477	$7,726,744
Clinical reimbursements	3,380,518	4,218,711	16,058,819

Total revenue	5,158,178	5,936,188	23,785,563

Expenses:
Research and development	10,012,884	12,263,871	68,211,850
General and administrative	3,635,821	2,465,546	19,567,581

Total operating expenses	13,648,705	14,729,417	87,779,431

Loss from operations	(8,490,527)	(8,793,229)	(63,993,868)

Interest income	$44,070	$31,667	$1,600,718
Interest expense	(499,400)	(178,034)	(1,105,333)

Net loss	$(8,945,857)	$(8,939,596)	$(63,498,482)

Convertible preferred stock dividends and accretion	(4,083,836)	(5,316,392)	(22,327,217)

Net loss available to common stockholders	(13,029,693)	(14,255,988)	$(85,825,699)

Basic and diluted net loss per share available to common stockholders	$(0.78)	$(0.99)

Weighted average common shares outstanding	16,700,040	14,460,069

The accompanying notes are an integral part of these financial statements

MICROMED CARDIOVASCULAR, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Issuance of common stock to founders for cash in October 1995 at $0.01 per share	5,011,665	$5,012	$44,988	$—	$—	$50,000
Services contributed by stockholders	—	—	129,000	—	—	129,000
Net loss	—	—	—	—	(173,041)	(173,041)

Balance, December 31, 1995	5,011,665	5,012	173,988	—	(173,041)	5,959
Services contributed by stockholders	—	—	171,050	—	—	171,050
Cash contributed by stockholders	—	—	55,999	—	—	55,999
Net loss	—	—	—	—	(1,069,007)	(1,069,007)

Balance, December 31, 1996	5,011,665	5,012	401,037	—	(1,242,048)	(835,999)
Deferred compensation	—	—	48,380	(48,380)	—	—
Amortization of deferred compensation	—	—	—	12,095	—	12,095
Net loss	—	—	—	—	(3,712,342)	(3,712,342)

Balance, December 31, 1997	5,011,665	5,012	449,417	(36,285)	(4,954,390)	(4,536,246)
Deferred compensation	—	—	29,020	(29,020)	—	—
Amortization of deferred compensation	—	—	—	59,263	—	59,263
Net loss	—	—	—	—	(7,076,108)	(7,076,108)

Balance, December 31, 1998	5,011,665	5,012	478,437	(6,042)	(12,030,498)	(11,553,091)
Issuance of warrants to purchase common stock	—	—	64,207	—	—	64,207
Amortization of deferred compensation	—	—	—	3,334	—	3,334
Dividends and accretion on redeemable stock	—	—	(70,070)	—	—	(70,070)
Net loss	—	—	—	—	(8,329,116)	(8,329,116)

Balance, December 31, 1999	5,011,665	5,012	472,574	(2,708)	(20,359,614)	(19,884,736)
Issuance of warrants to purchase common stock	—	—	85,859	—	—	85,859
Deferred compensation	—	—	243,216	(243,216)	—	—
Amortization of deferred compensation	—	—	—	23,000	—	23,000
Exercise of stock options	4,250	4	3,326	—	—	3,330
Dividends and accretion on redeemable stock	—	—	(804,975)	—	(2,433,138)	(3,238,113)
Net loss	—	—	—	—	(6,411,503)	(6,411,503)

Balance, December 31, 2000	5,015,915	5,016	—	(222,924)	(29,204,255)	(29,422,163)
Issuance of warrants to purchase common stock	11,250	11	2,364	—	—	2,375
Deferred compensation	—	—	9,110	(9,110)	—	—
Amortization of deferred compensation	—	—	—	45,768	—	45,768
Dividends and accretion on redeemable stock	—	—	(11,474)	—	(3,153,533)	(3,165,007)
Net loss	—	—	—	—	(6,276,699)	(6,276,699)

Balance, December 31, 2001	5,027,165	5,027	—	(186,266)	(38,634,487)	(38,815,726)
Deferred Compensation	—	—	2,406	(2,406)	—	—
Amortization of deferred compensation	—	—	—	(15,416)	—	(15,416)
Exercises of stock options	58,875	59	11,716	—	—	11,775
Dividends and accretion on redeemable stock	—	—	(14,122)	—	(1,449,559)	(1,463,681)
Net loss	—	—	—	—	(6,410,084)	(6,410,084)

Balance, December 31, 2002	5,086,040	5,086	—	(204,088)	(46,494,130)	(46,693,132)
Amortization of deferred compensation	—	—	—	2,406	—	2,406
Exercises of stock options	7,000	7	1,393	—	—	1,400
Dividends and accretion on redeemable stock (Restated)	—	—	(1,393)	—	(5,288,725)	(5,290,118)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Net loss (Restated)	—	—	—	—	(6,155,130)	(6,155,130)

Balance, December 31, 2003 (Restated)	5,093,040	5,093	—	(201,682)	(57,937,985)	(58,134,574)
Reversal of deferred compensation	—	—	—	201,682	(201,682)	—
Issuance of warrant	—	—	53,350	—	—	53,350
Dividends and accretion on redeemable stock	—	—	(53,350)	—	(5,263,042)	(5,316,392)
Net loss	—	—	—	—	(8,939,596)	(8,939,596)

Balance, December 31, 2004	5,093,040	5,093	—	$—	$(72,342,305)	$(72,337,212)
Dividends and accretion on redeemable stock to redemption value	—	—	—	—	(4,083,837)	(4,083,837)
Recapitalization	3,832,019	3,832	76,160,899	—	—	76,164,731
Conversion of Bridge Loans	9,112,516	9,113	4,490,887	—		4,500,000
Affect of reverse split on common stock on August 10, 2005	(5,077,506)	(5,077)			5,077	—
Issuance of shares to shell holders on August 10, 2005	1,500,000	1,500	(1,500)			—
Issuance of shares on August 10, 2005 at $0.00	300,000	300	(300)			—
Private Placement at $1.33 on August 10, 2005, net of offering costs	3,753,145	3,753	4,459,182			4,462,935
Warrants issued in connection with Private Placement on August 10, 2005			855,717 (855,717)			855,717 (855,717)
Options issued to employees below fair market value			649,759	(649,759)		—
Exercise of stock options	98,147	98	917			1,015
Stock options issued to non-employee			26,555			26,555
Amortization of deferred compensation				179,729		179,729
Warrant issued to service provider			60,836			60,836
Warrant issued in connection with October 13, 2005 loan			334,500			334,500
Warrant issued in connection with October 13, 2005 loan			(334,500)			(334,500)
Private Placement at $.75 on December 2, 2005, net of offering costs	6,866,666	6,867	4,512,398			4,519,265
Stock issued in connection with Anti-dilution related to Private Placement on December 2, 2005	598,490	598	—			598
Warrants issued in connection with Private Placement on December 2, 2005			7,003,999			7,003,999
Warrants issued in connection with Private Placement on December 2, 2005			(7,003,999)			(7,003,999)
Net loss	—	—	—	—	(8,945,857)	(8,945,857)

Balance, December 31, 2005	26,076,517	26,077	90,359,633	$(470,030)	$(85,366,922)	$4,548,758

The accompanying notes are an integral part of these financial statements

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Period from
			Inception
			(October 6,
			1995)
	Twelve Months Ended		Through
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:

Net loss	$(8,945,857)	(8,939,596)	$(63,498,482)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,497	346,490	2,593,536
Conversion of accrued interest on Series C Preferred Stock	—	—	95,778
Conversion of accrued interest on Series D Preferred Stock	—	—	251,088
Services contributed by stockholders	—	—	300,050
Issuance of warrants/options to non-employees	87,391	53,350	140,741
Amortization of deferred compensation	179,729	—	310,179
Amortization of warrants	32,698	—	32,698
Loss on disposal of fixed assets	(4,797)	1,798	(2,999)

Changes in assets and liabilities:
Accounts receivable	734,193	(233,829)	(882,090)
Inventory	280,450	(1,195,422)	(2,949,413)
Prepaids and other assets	(151,040)	(24,009)	(473,028)
Accounts payable and accrued liabilities	(1,279,173)	331,627	1,048,281

Net cash used in operating activities	(8,799,909)	(9,659,591)	(63,033,661)

Cash flows from investing activities:

Purchase of property and equipment	(52,763)	(352,721)	(2,893,786)

Net cash used in investing activities	(52,763)	(352,721)	(2,893,786)

Cash flows from financing activities:

Proceeds from bridge loan from stockholders	3,500,001	1,015,986	16,458,987
Repayments of bridge loans from stockholders	—	(15,986)	(2,015,986)
Proceeds from issuance of notes payable	4,290,334	4,015,415	8,505,749
Repayments of notes payable	(5,587,567)	(919,070)	(6,506,637)
Proceeds from issuance of warrants and preferred stock, net of offering cost	—	—	43,397,713
Proceeds from issuance of common stock and cash contributed by stockholders	8,832,798	—	8,957,677
Proceeds from exercise of stock options and issuance of common stock and cash contributed by stockholders	1,015	—	1,015

			Period from
			Inception
			(October 6,
			1995)
	Twelve Months Ended		Through
	December 31,		December 31,
	2005	2004	2005
Net cash provided by financing activities	11,036,581	4,096,345	68,798,518
Change in cash and cash equivalents	2,183,909	(5,915,967)	2,871,071

Beginning cash and cash equivalents	687,162	6,603,129	—

Ending cash and cash equivalents	$2,871,071	$687,162	$2,871,071

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$252,337	$161,882	$419,091

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$4,083,838	$5,316,392	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$4,500,001	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$76,164,733	$—	$76,164,733

Issuance of options below fair market value	$698,540	$—	$698,540

Issuance of warrants in connection with financing	$7,338,499	$—	$7,338,499

Issuance of common stock into escrow	$1,500	$—	$1,500

Cancellation of shares in connection with Recapitalization	$5,077	$—	$5,077

Withholding of stock upon option exercises	$49,181	$—	$49,181

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$178,725	$—	$178,725

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
1. Organization and Principles of Consolidation
MicroMed Cardiovascular, Inc. is a development stage company which has devoted most of its efforts to research and product development of medical products. MicroMed Cardiovascular, Inc. operates through its wholly owned subsidiary MicroMed Technology, Inc. (“MicroMed Technology”). MicroMed Technology was incorporated in the State of Texas on October 6, 1995 and was subsequently reincorporated on June 12, 1996, in the state of Delaware. Material intercompany accounts and transactions have been eliminated.
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

Immediately prior to the closing of the Merger, MicroMed Technology had outstanding 18,513,214 shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the Merger, MicroMed Cardiovascular had 18,513,145 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock.
Private Placements
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
On December 1, 2005, the Company closed a $5,150,000 private placement (the “December 2005 Private Placement”) of its common stock and warrants. The Company engaged Hunter as its placement agent in connection with the December 2005 Private Placement. The investors in the December 2005 Private Placement purchased an aggregate 6,866,666 shares of the Company’s common stock at $0.75 per share. In addition, we issued 598,490 shares to existing stockholders who acquired shares in the August 2005 Private Placement under an antidilution adjustment that was triggered by the December 2005 Private Placement. As consideration for services rendered in connection with leading the December 2005 Private Placement, Hunter was paid a placement agent fee of $525,000 and was issued, together with Hunter’s affiliate CIC Global Capital, an aggregate 3,583,333 six-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of the Company’s common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company. The Company filed a registration statement covering the securities sold in the December 2005 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $4,519,265.
The Company believes that it can conserve its cash resources to fund operations through at least mid 2006 if the funding, as described above, does not take place. The Company’s longer-term funding requirements will depend on many factors, including the progress of the Company’s research and development, the success of the Company in bringing its proprietary products to market, and the establishment of other collaborative relationships. There can be no assurances additional funding will be available.
The Company has recurring operating losses and has a working capital deficiency. Based on this information, management believes there is substantial risk that the Company will not continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
The Company’s primary product is the DeBakey Ventricular Assist Device (the “DeBakey VAD®”), a miniaturized heart pump. The DeBakey VAD® was designed by a team of engineers and scientists with the National Aeronautics and Space Administration (“NASA”), Baylor College of Medicine (“Baylor”), and the Company, led by the famed heart surgeons Dr. Michael E. DeBakey and Dr. George P. Noon. The Company received an exclusive license from NASA in June 1996 for the primary technology for the DeBakey VAD®.

MicroMed faces several potential challenges in its drive for commercial success, including raising sufficient capital to fund its business plan, motivating surgeons involved in MicroMed’s clinical trials to continue to implant the DeBakey VAD so that MicroMed can complete trials and gain FDA approval to market the products in the U.S., competition from established, well funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than MicroMed. Additionally, the overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We believe that we will not meet the targeted performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when the we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify its clinical trial protocol to allow implantation of additional patients with a revised version of its DeBakey VAD®. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis, if at all. If we are unable to obtain US regulatory approval for the DeBakey VAD, we will likely not be able to develop a sustainable business. Further, we have only enrolled 12 patients to date in our Destination Therapy (“DT”) trial and believe that we need to redesign the structure of the trial to accommodate a shorter PMA pathway. We have initiated discussions with its clinical consultants and the FDA regarding a modified trial design that would enable us to increase the pace of patient enrollment, as well as shorten the path to trial completion for this indication. Although it is our goal to transfer current patients in the existing DT trial into the new trial design, it is uncertain whether or not the FDA will allow that transfer into the new trial. Therefore, we have decided to temporarily suspend further implants in the current DT trial and resume patient enrollment once the revised study design is released.
We will need to raise additional funds in order to satisfy our future liquidity requirements. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants, mergers or acquisitions, or via the sale or license of certain of our assets. Current market conditions present uncertainty as to our ability to secure additional funds, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash, if any, generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations beyond the first half of 2006.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high-grade commercial paper and money market securities.
Inventory
Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor.
A summary of inventory at December 31, 2005 is as follows:

Raw materials	$131,172
Work in progress	2,195,834
Finished goods	443,682

$2,770,688

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt approximate their fair values due to the short-term or variable rate nature of these instruments.
Property and Equipment
Property and equipment consists of furniture and office equipment, laboratory and production equipment, and leasehold improvements. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over a three to five-year estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs that do not significantly improve or extend the life of assets are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.
Long-Lived Assets
The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of those assets. To date, no impairment charges have been recognized.
Revenue Recognition
Revenue is recognized from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales of our DeBakey VAD® ventricular assist devices and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the U.S. (for our DeBakey VAD® Child product only, which is approved for sale in the U.S.). Clinical reimbursements consist of billings for products shipped to hospitals participating in the Company’s clinical trials. Product sales and clinical trial reimbursements are recognized when evidence of an arrangement exists, title has passed (upon shipment or implantation for certain instances in Europe), the selling price is fixed and determinable and collectibility is reasonably assured in according with SAB 104 “Revenue Recognition”. The Company has no post-delivery obligations or product sales containing, multiple elements. Shipping and handling costs are included in research and development expense and totaled $35,686 and $44,800, respectively for the years ended December 31, 2005 and 2004. Shipping and handling costs recovered from customers and recorded in revenue were approximately $25,594 and $18,995, respectively, for the years ended December 31, 2005 and 2004.
Research and Development
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research and testing on behalf of the Company.
Stock-Based Compensation
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

	Year ended December 31
	2004	2005
Net loss available to common stockholders	$(14,255,988)	$(13,029,693)
Add: total compensation expense for options determined under the intrinsic value based methods for all awards	—	179,729
Deduct: total compensation expense for options determined under fair value based methods for all awards	(149,471)	(187,279)
Pro forma net loss available to common stockholders	$(14,405,459)	$(13,037,243)

Basic and diluted net loss per share available to common stockholders	$(0.99)	$(0.78)

Pro forma basic and diluted net loss per share available to common stockholders	$(1.00)	$(0.78)

The fair value of employee stock options granted was determined using the Black-Scholes method based on the following weighted-average assumptions:

	Year ended December 31
	2004	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	3.5%
Expected life (years)	7	7
Volatility	45%	60%
Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.
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
Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, warrants and preferred stock are not included because they are antidilutive.
The following table presents the calculation of basic and diluted net loss per share:

	Year ended December 31
	2004	2005
Net loss available to common shareholders	$(14,255,988)	$(13,029,693)

Weighted average common shares outstanding	14,460,069	16,700,040

Basic and diluted net loss per share available to common shareholders	$(0.99)	$(0.78)

The following historical outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders.

	Year ended December 31
	2004	2005
Redeemable convertible preferred stock	11,111,164	—
Options to purchase common stock	5,757,866	1,644,470
Warrants to purchase common stock	2,216,686	5,967,431

	19,085,716	7,611,901

Segment Information
The Company operates in one business segment, which primarily focuses on the development, manufacture, and sale of heart assist devices. All of the Company’s revenues have been derived from this business segment.
Recent Accounting Pronouncement
In December 2004, the FASB issued FAS 123(R) Share-Based Payment. The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. The Company will use the modified prospective method upon adoption. The Company is currently evaluating the impact of adopting FAS 123(r).
Reclassification
Prior year balances related to foreign currency transaction gains and losses has been reclassified in the 2004 consolidated financial statements to conform with the current year presentation.
3. Concentration of Credit Risk
Accounts receivable represent amounts due from customers for goods shipped. The Company extends various terms to customers, with payment terms from 30-180 days, depending on the customer and country, and does not require collateral. The Company periodically assesses the collectibility of our receivables and establishes reserves, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. The Company has not experienced significant collectibility problems to date. If the collection history or aging of accounts receivable deteriorates, the Company may have to record a charge to operations to establish an allowance for doubtful accounts.
The Company’s commercial customers are based in Europe and in the U.S. (for DeBakey VAD Child product sales in the U.S., and the Company receives reimbursements from hospitals in the U.S. from its clinical trials
The Company had one customer that made up 18% of total revenues during 2005 and one customer that made up 11% of revenues during 2004.
4. Property and Equipment
A summary of property and equipment at December 31, 2005 is as follows:

	Useful Lives
Office furniture and equipment	3 -5 years	$938,056
Laboratory and production equipment	3 – 5 years	1,245,569
Leasehold improvements	Length of lease	691,366

		2,874,991
Less accumulated depreciation and amortization		(2,333,005)

		$541,986

Amortization of leasehold improvements for the years ended December 31, 2005 and 2004 was $40,161 and $86,256 respectively.
5. Accrued Liabilities
Accrued liabilities at December 31, 2005 consist of the following:

Accrued pump replacement costs	$56,962
Accrued payroll and vacation	178,500
Other accrued expenses	379,312

Total	$614,774

6. Debt
Line of Credit
The Company has borrowings outstanding under two lines of credit with the same financial institution. Both lines of credit are considered current liabilities based on their terms.
The Company has borrowings under a previous line of credit used to purchased equipment for which the commitment to borrow expired on December 18, 2003. At December 31, 2005 the Company had outstanding borrowings of $46,243 at an interest rate of 6.25% that is being paid on a monthly amortization through April 2006.
The second line of credit is a $4,500,000 working capital line based on receivables (the AR Line) entered into in July 2004. The AR Line provides for borrowings under a formula-based calculation applied to eligible accounts receivable. Interest on draws ranges from the prime rate plus 1.25% to prime plus 1.5% (6.5% to 6.75% at December 31, 2005, depending on the Company’s quick ratio at the time of the advance. The loan agreement also requires the payment of collateral handling fees that range from 0.15% to 0.50% (also dependent on the Company’s quick ratio). The collateral handling fees are applied monthly to the daily gross account balances. Availability under the line is based on the following formula: (1) 80% of the eligible U.S. accounts receivable, up to a maximum loan balance of $4 million, and (2) 80% of eligible foreign accounts receivable up to a maximum loan balance of $500,000. Advances made on eligible receivables are required to be repaid upon collection of the receivables or at the end of 90 days, whichever comes first. The loan agreement expires April 15, 2006.
As of December 31, 2005, there was $227,465 and $46,243 outstanding under the AR and expired line, respectively, leaving the Company the ability to borrow up to an additional $4,226,292 under the AR line.
As of December 31, 2005, the Company had notes of $187,720 with an insurance company to finance insurance premiums. The note is classified as a current liability and has an interest rate of 7.28%
The AR Line is collateralized by all of the Company’s assets, excluding the Company’s intellectual property.
Bridge Loans

In December 2004, the Company entered into a loan agreement with several of its stockholders (the “2004 Bridge Loan”). Under the terms of the 2004 Bridge Loan, the Company could borrow up to $3 million (the “Loan Commitment”) until August 31, 2005 (the “Loan Commitment Termination Date”), as amended. The notes issued under the 2004 Bridge Loan, as amended, were unsecured, bore interest at prime plus 3% and were convertible into shares of capital stock. In March 2005, the Company executed a bridge loan agreement with the same stockholders that were party to the 2004 Bridge Loan (the “2005 Bridge Loan”). Under the terms of the 2005 Bridge Loan, the Company could borrow up to $1.5 million (“2005 Loan Commitment”) with terms identical to those of the notes issued under the 2004 Bridge Loan including the commitment to issue warrants to purchase common stock to the stockholders on the unutilized portion of the 2005 Bridge Loan at the expiration date, August 31, 2005, as amended. The Company utilized all amounts available under the 2005 Bridge Loan, therefore, did not issue any warrants. The 2004 and 2005 Bridge Loans were converted into 9,112,516 shares of common stock in connection with the recapitalization effective August 10, 2005.
Long-term debt
In May 2004, the Company received $2.5 million (net $2.4 million after initial $0.1 million prepayment of principal) from a loan agreement executed in May 2004 with Venture Lending & Leasing IV, Inc. (“VLL” and the “VLL Loan”). Pursuant to the VLL Loan agreement, the Company borrowed $2.5 million, repayable in monthly principal payments beginning in July 2004 and terminating in February 2007. Interest on the promissory note is 11.137%. Amounts outstanding under the agreement are collateralized by a second lien on all of the Company’s assets, excluding the Company’s intellectual property. In connection with the VLL Loan, the Company agreed to issue VLL a warrant to purchase preferred stock (see Note 7).
The following table includes the aggregate future principal payments of the Company’s long term debt as of December 31, 2005:

2006	$1,021,734
2007	409,092
1,430,826
Less current portion of long-term debt	(1,021,734)

Total long-term debt	$409,092

7. Stockholders’ Equity and Redeemable Convertible Preferred Stock
Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
No dividends have been declared to date. The loan with Venture Lending & Leasing IV, Inc. restricts the Company from paying dividends until an underwritten public offering of our common stock with gross proceeds of at least $20,000,000 is completed.
Redeemable Convertible Preferred Stock
The Company’s preferred stock carried voting privileges based on its common stock equivalent and contains certain protection against dilution, including adjustment upon the occurrence of certain events. In addition, the holders of preferred stock had certain registration rights that may be exercised after the earlier of (a) December 31, 2003, or (b) 180 days after the closing of the Company’s first underwritten initial public offering of its capital stock.
In December 1999, the Company amended its Certificate of Incorporation (“Certificate”) to provide for the redemption of its preferred stock. The redemption provisions of the Certificate were amended again in June 2002 in connection with the issuance of the Series D convertible preferred stock (see below). The amended Certificate provides that at any time on or after the fifth anniversary of the original issuance date of the Series D preferred stock, the Company must, at the request of at least 66-2/3% of the holders of the then-outstanding shares of the Series A, Series B, Series C, and Series D preferred stock (collectively, the “Preferred Stock”), redeem all Preferred Stock shares that are then outstanding in the following manner: 33-1/3% of all shares of Preferred Stock shall be redeemed by the Company 90 days after such redemption request is received by the Company; another 33-1/3% of the shares of Preferred Stock shall be redeemed by the Company 455 days after the original redemption request is received by the Company; and the final 33-1/3%

of the shares of Preferred Stock shall be redeemed by the Company 820 days after the original redemption request is received by the Company.
The price at which the Preferred Stock shall be redeemed is the original per-share purchase price (adjusted for any recapitalizations that occur) which is $5.00 per share for each series of Preferred Stock plus (a), for Series A preferred stock and Series B preferred stock, an amount determined by multiplying the shares outstanding by $.0375 times the number of whole months elapsed from the original issuance date of the Series D preferred stock and (b), for Series C and Series D preferred stock, any accrued and unpaid dividends since the original issuance date of the Series D preferred stock which accrue at an annual rate of $.45 per share. Upon the recapitalization and reverse merger all preferred stock, along with the accrued dividends, was converted into common stock. See Note 1.
Warrants
In connection with a 2001 bridge loan that converted into shares of Series D Preferred Stock, the Company issued warrants to purchase common stock to certain existing stockholders. The warrants, which contain certain antidilution provisions, allow the holders to purchase 534,379 shares of common stock at $0.7721 per share and are exercisable in whole or in part until the expiration dates ranging from June 2006 through February 2007 (based on the original date the bridge loans were issued). The Company recognized the fair value of the warrants of approximately $25,000. The fair value was determined using the Black-Scholes pricing model with the following assumptions: volatility of 60%, an expected life of five years, a risk free interest rate of 4% and no dividend yield.
In connection with the Series D private offering in 2002, the Company issued warrants to purchase common stock to an investment banking firm that acted as placement agent for a portion of the offering. The warrants, which contain certain antidilution provisions, allow the holders to purchase 310,840 shares of common stock at $0.7721 per share and are exercisable in whole or in part until August 2007. The value of the warrants was determined to be de minimis based on the Black-Scholes pricing model using the following assumptions: volatility of 35%, an expected life of two years, a risk free interest rate of 4% and no dividend yield.
In connection with the VLL Loan, the Company has committed to issue to VLL a warrant (the “VLL Warrant” to purchase Series D Redeemable Convertible Participating Preferred Stock with an aggregate exercise price of $275,000. The warrant is to be issued at a triggering date which is the earlier of (a) the Next Round Financing (as defined), (b) a Liquidity Event (as defined), or (c) May 31, 2005. Although not issued until one of the triggering events, the warrant was earned at the time the VLL Loan was signed. The Company determined the value of the warrant based on the most reasonably likely scenario of issuance which is May 31, 2005. The fair value of the warrant was determined to be $53,350 using the Black-Scholes pricing model and the following assumptions: volatility of 45%, an expected life of one year, a risk free interest rate of 4%, and a dividend yield of 9%. The fair value was recorded as debt issuance costs and is being amortized to interest expense over the life of the VLL Loan.
On September 15, 2005, the Company entered into an agreement with an investor relations firm, the terms of which included a warrant to purchase 90,000 shares of the Company’s common stock at a strike price of $3.50 per share, which was the fair market value of the Company’s common stock on the date of grant. The warrant vests equally over a 24 month period. The Company is recording the warrant at its fair value, as determined by the Black-Scholes pricing model, on a monthly basis as the services are performed in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value recorded in the statement of operations for the period ended December 31, 20065 was nominal.
The Company issued 150,000 warrants to a related party investor for common stock at a strike price equal to 50% of the per share price of the December private placement, or $.375. The warrants can be exercised anytime within six years of the grant date (October 13, 2005). The fair value of the warrants is $334,500 calculated using the Black-Scholes pricing model and the warrant has been recorded in the statement of stockholders’ equity.
The Company recorded $7,003,999 as the fair value for warrants issued in conjunction with the December 2005 private placement using the Black-Scholes pricing model. The warrants are exercisable anytime within six years of its issue date (December 1, 2005) and has been recorded in the statement of stockholder’s equity. See Note 14 for the subsequent event related to these warrants.

8. Stock-Based Compensation
On August 10, 2005, the Company granted 529,500 non-qualified stock options to employees and non-employee directors under the Company’s newly adopted 2005 Stock Option Plan at $0.01 per share. The fair market value of the Company’s stock was $1.33 on the grant date. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates from the date of grant. Deferred compensation in the amount of approximately $650,000 was recorded at the date of grant. For the year ended December 31, 2005, approximately $180,000 has been recognized as compensation expense. The Company also granted a non-employee consultant an additional 11,000 shares at $0.01. The options are being recorded at their fair value, based on the Black-Scholes option pricing model, and will be re-measured over the vesting period until such time as they are exercised or canceled. For the year ended December 31, 2005, the Company recorded approximately $11,000 of non-cash compensation as a result of this grant. To cover employee and non-employee minimum statutory withholding taxes related to these grants, the Company withheld 36,978 shares of common stock purchased upon initial exercise on the grant date at the then fair market value.
Options to purchase an additional 1,344,500 shares of common stock were granted to employees, non-employee directors and a non-employee consultant on August 23, 2005 at the fair market value on the date of grant with similar vesting terms of the August 10, 2005 grant discussed above. The grant to the non-employee was an option to purchase 24,000 shares and which is being recorded at fair value, based on the Black-Scholes option pricing model, until such time as all the shares subject to the option are exercised or canceled. For the year ended December 31, 2005, the Company recorded approximately $15,500 of non-cash compensation as a result of this grant.
Stock Options
The 1997 Stock Option Plan (the “Plan”), as amended, provided for the granting of options, either incentive or non-statutory, to purchase up to 1,266,500 shares of the Company’s common stock. In February 2001, the Company’s board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 3,266,500 shares. In September 2002, the Company’s board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 7,103,689 shares. The Plan provides that stock options be granted at fair market value on the date the option is granted, as determined by the board of directors. During 2003 and 2002, options were issued to certain officers and employees which vest over a period of up to three years. Options expire ten years after the date of grant.
Prior to the closing of the Merger, MicroMed Technology’s Board of Directors and stockholders adopted the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). This plan was assumed by us in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 post-split shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.
Incentive stock options may not be granted at less than the fair market value of MicroMed’s common stock at the date of grant. The options can be exercisable at various dates, as determined by the Board of Directors, or a committee designated by the Board of Directors (the “Committee”), and will expire no more than 10 years from the date of grant.
Stock appreciation rights of a term of no more than 10 years and Stock Awards may be granted by the Board of Directors, or the Committee, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options, stock appreciation rights and Stock Awards may be granted to consultants and non-employee directors, with terms, conditions and limitations to be decided by the Board of Directors or the Committee.
Options granted under the 2005 Stock Incentive Plan are restricted as to transfer and may contain provisions relating to a change of control and various means of payment upon exercise. While grant documentation will govern the expiration and vesting of the various types of grants available under the 2005 Stock Incentive Plan, replacement options will expire on the earlier of the 10th anniversary of the grant date, and with respect to any exercisable portion of the grant, the expiration of 90 days following termination of employment for reasons other than death, disability or cause, the first anniversary of termination by reason of death or disability, the date of the termination of employment for cause and the date of termination for any reason.
Deferred compensation is recorded for stock-based compensation grants based on the excess of the fair value of the common stock on the measurement date over the exercise price (“Intrinsic Value”). The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally three years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of the Company’s stock on the date of grant, no compensation expense is recorded.

The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.
The following is a summary of option activity under the Plan:

		Weighted-Average
	Options
	Outstanding	Exercise Price	Fair Value
Balance, December 31, 2000	1,244,704	0.20	0.26
Granted during the year	18,500	0.20	0.20
Exercised during the year	(11,250)	0.20	0.20
Cancellations and forfeitures during the year	(3,750)	0.20	0.20

Balance, December 31, 2001	1,248,204	0.20	0.20
Granted during the year	4,988,662	0.20	0.20
Exercised during the year	(58,875)	0.20	0.20
Cancellations and forfeitures during the year	(48,125)	0.20	0.20

Balance, December 31, 2002	6,129,866	0.20	0.20
Granted during the year	183,000	0.20	0.20
Exercised during the year	(7,000)	0.20	0.20
Cancellations and forfeitures during the year	(454,500)	0.20	0.20

Balance, December 31, 2003	5,851,366	0.20	0.20
Granted during the year	183,000	0.20	0.20

Exercised during the year	(7,000)	0.20	0.20

Cancellations and forfeitures during the year	(454,500)	0.20	0.20

Balance, December 31, 2004	5,757,866	0.20	0.20

Granted during the year	1,885,000	0.95	0.84

Exercised during the year	(135,125)	0.01	1.32

Cancellations and forfeitures during the year	(5,863,271)	0.22	0.21

Balance, December 31, 2005	1,644,470	0.31	0.81

As of December 31, 2005, there were 419,147 options available for grant under the Plan. Options outstanding as of December 31, 2005 are 1,644,470. Options excercisable as of December 31, 2005 are 345,720. As of December 31, 2005, the weighted-average remaining contractual life for options outstanding was 9.6 years.
Stock Options Granted to Non-employees
Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the year ended December 31, 2005, the Company issued 135,000 options to non-employees. For the years ending December 31, 2005 and 2004, the Company recognized expense of $26,572 and $-0-, respectively, related to options granted to non-employees in 2005 and 2004.
Reserved Shares
The Company has reserved shares of common stock for future issuance as of December 31, 2005 as follows:

Conversion of redeemable convertible preferred stock
2005 Stock Plan	2,189,147
Exercise of warrants to purchase common stock	5,967,431
1997 Stock Plan	21,395

Total	8,177,973

9. Related-Party Transactions
The Company has entered into employment agreements with several of its key employees. The agreements specify various employment-related matters, including the length of the agreement (ranging from six months to one year), confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits ranging from three months’ to eighteen months’ salary in the event of termination without cause.
The Company entered into bridge loans with certain stockholders in December 2004 (see Note 6).
The Company uses Hunter World Markets, a shareholder, as a placement agent to assist the Company in raising capital.
10. License Agreements
The Company has an exclusive license agreement with NASA (the “License Agreement”) which may be terminated in the event of a material breach of the terms of the agreement or for failure to endeavor to convert the licensed subject matter to a commercial form. However, the Company believes its ongoing research and development efforts currently satisfy this obligation to endeavor to commercialize the licensed subject matter. The License Agreement and related agreements require the Company to pay royalties based on net sales of licensed products. Additionally, the Company has executed several additional licenses under which it has secured the rights provided under certain patents. Royalties and milestone payments, payable under the terms of these agreements, are expensed as incurred. During the years ended December 31, 2005 and 2005 the Company incurred royalties and milestone payments of $26,589 and $26,506, respectively.
11. Commitments and Contingencies
Commitments
The Company currently leases office and manufacturing space under noncancelable operating leases. Rental expense was approximately $237,500 and $240,530 for the years ended December 31, 2004 and 2005, respectively. The Company renewed its lease on the above referenced office and manufacturing space in 2002 for five years, only one of which the Company is committed to remain in the space and is noncancelable. As of December 31, 2005, the future minimum noncancelable payment related to this commitment is $240,528.
Contingencies
The Company is subject to numerous risks and uncertainties because of the nature of and status of its operations and could be subject to claims and legal actions arising in the ordinary course of business. The Company maintains insurance coverage for events in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to the Company’s financial position or results of operations.
12. 401(k) Plan
The Company has a 401(k) plan (“the 401(k) Plan”) whereby eligible employees (employees over 21 years of age and have completed six months of service) may contribute a percentage of eligible compensation but not greater than 20% of their earnings up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the 401(k) Plan.
13. Income Taxes
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2004 and 2005 is as follows:

	December 31
	2004	2005

Statutory rate	(34.0)%	(34.0)%
Increase in deferred tax valuation allowance	33.9	36.6
Tax credit	(0.1)	(0.8)
Other	0.2	(1.8)

	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31
2005
Deferred tax assets:
Federal net operating loss carryforwards	$17,179,000
Research and development credits	3,862,400
Capitalized research and development expense	1,355,109
Other deferred tax assets	334,699

Total deferred tax assets	22,731,208
Less: valuation allowance	(22,731,208)

Net deferred tax assets	$—

At December 31, 2005 the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $50.53 million, capitalized research and development expense of $11.4 million, and research and development credits of approximately $1.4 million. Changes in ownership as defined by federal income tax regulations could limit the Company’s ability to utilize these NOLs and tax credits. Accordingly, the Company’s ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because U.S. tax laws limit the time during which NOLs may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs for federal income tax purposes. The carryforwards will begin to expire in 2011 if not otherwise used. A valuation allowance has been established to offset the Company’s deferred tax assets as the Company has had losses since inception.
14. Subsequent Event
     In January 2006, Hunter World Markets, Inc. and its affiliates exercised warrants for 3,433,333 shares of common stock via a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 2,711,033 shares of common stock. If this transaction had occurred before December 31, 2005, the weighted average shares outstanding would have been 16,707,469.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2005).

2.2	First Amendment to Agreement and Plan of Merger dated May 16, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

2.3	Second Amendment to Agreement and Plan of Merger dated July 29, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2005).

2.4	Third Amendment to Agreement and Plan of Merger dated August 9, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1(c) to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

2.5	Share Cancellation Agreement dated January 31, 2005 by and among Stone & Graves, MicroMed Technology, Inc., and Pete Smith, Sr. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form SB-2 Post Effective Amendment No. 2 filed with the SEC on July 1, 2005).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

3.2	By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K filed with the SEC on August 24, 2005).

4.1	Form of Stock Purchase Warrant dated August 9, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.2	Registration Rights Agreement dated August 9, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.3	Form of Stock Purchase Warrant dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

4.4	Registration Rights Agreement dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.1	Securities Purchase Agreement dated August 9, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

10.2	Securities Purchase Agreement dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.3	MicroMed 1997 Stock Option Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.4	MicroMed 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Form SB-2 filed with the SEC on December 21, 2005).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.