Form 10QSB
period 2006-03-31
MICROMED CARDIOVASCULAR INC
filed 2006-05-15
CIK 1269515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number: 000-51487

MICROMED CARDIOVASCULAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0228169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     At May 10, 2006, there were outstanding 28,787,550 shares of the Registrant’s Common Stock, $.001 par value (excluding Escrow Shares).
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

MICROMED CARDIOVASCULAR, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 (unaudited)	1
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to March 31, 2006 (unaudited) and the three months ended March 31, 2006 and 2005 (unaudited)	2
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to March 31, 2006 and the three months ended March 31, 2006 and 2005 (unaudited)	3
Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20
Certification of CEO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CEO and CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Section 906
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,268,030	$2,871,071
Accounts receivable	1,188,350	882,090
Inventory	2,635,770	2,770,688
Prepaids and other assets	290,900	340,938

Total current assets	5,383,050	6,864,787
Property and equipment, net	501,960	541,986
Other assets	32,083	39,379

Total assets	$5,917,093	$7,446,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,922	$390,365
Accrued liabilities	473,396	614,774
Current portion of long-term debt	1,021,734	1,021,734
Note payable	282,737	461,429

Total current liabilities	2,085,789	2,488,302
Long-term debt	165,100	409,092
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 28,787,550 shares issued and 28,750,572 shares outstanding at March 31, 2006; 100,000,000 shares authorized, 26,113,495 issued and 26,076,517outstanding at December 31, 2005	28,788	26,077
Additional paid-in capital	90,003,447	90,359,633
Deferred compensation	—	(470,030)
Deficit accumulated during development stage	(86,366,031)	(85,366,922)
Total stockholders’ equity	3,666,204	4,548,758

Total liabilities and stockholders’ equity	$5,917,093	$7,466,152

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(October 6, 1995)
	March 31,		Through March
	2006	2005	31, 2006
Revenues:
International product sales	$615,675	$1,176,150	$8,342,419
Clinical reimbursements	480,367	441,327	16,539,186

Total Revenue	1,096,042	1,617,477	24,881,605

Expenses:

Research and development	1,475,364	3,150,908	69,687,214

General and administrative	593,955	1,013,279	20,161,536

Total operating expenses	2,069,319	4,164,187	89,848,750

Loss from operations	(973,277)	(2,546,710)	(64,967,145)

Interest and other income (expenses)	32,601	7,835	1,633,319
Interest expense	(58,434)	(136,779)	(1,163,767)

Net loss	(999,110)	(2,675,654)	(64,497,593)
Convertible preferred stock dividends and accretion	—	—	(22,327,217)

Net loss available to common stockholders	$(999,110)	$(2,675,654)	$(86,824,810)

Basic and diluted net loss per share available to common stockholders	$(0.04)	$(0.19)

Weighted average common shares outstanding	26,522,166	14,460,069

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period from
			Inception
			(October 6,
			1995)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:

Net loss	$(999,110)	$(2,675,654)	$(64,497,593)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,092	74,646	2,649,628
Conversion of accrued interest on Series C
Preferred Stock	—	—	95,778
Conversion of accrued interest on Series D
Preferred Stock	—	—	251,088
Services contributed by stockholders	—	—	300,050
Non-employees stock compensation	42,511	—	183,252
Employee stock based compensation	74,044	—	74,044
Amortization of deferred compensation	—	—	310,179
Amortization of warrants	—	—	32,698
Loss on disposal of fixed assets	—	4,639	(2,999)

Changes in assets and liabilities:
Accounts receivable	(306,260)	183,837	(1,188,350)
Inventory	134,918	(102,984)	(2,814,495)
Prepaids and other assets	57,335	126,417	(415,693)
Accounts payable and accrued liabilities	(223,820)	907,946	824,461

Net cash used in operating activities	(1,164,290)	(1,481,153)	(64,197,952)

Cash flows from investing activities:

Purchase of property and equipment	(16,067)	(12,719)	(2,909,853)

Net cash used in investing activities	(16,067)	(12,719)	(2,909,853)

Cash flows from financing activities:

Proceeds from bridge loan from stockholders	—	1,505,613	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from notes payable	175,183	1,249,780	8,680,932
Repayments of notes payable	(597,867)	(1,781,411)	(7,104,503)
Proceeds from issuance of warrants and preferred stock, net of offering cost	—	—	43,397,713
Proceeds from issuance of common stock and cash contributed by stockholders	—	—	8,957,677
Proceeds from exercise of stock options and issuance of common stock and cash contributed by stockholders	—	—	1,015

			Period from
			Inception
			(October 6,
			1995)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Net cash (used in) provided by financing activities	(422,684)	1,017,982	68,375,835

Change in cash and cash equivalents	(1,603,041)	(475,890)	1,268,030
Beginning cash and cash equivalents	2,871,071	687,162	—

Ending cash and cash equivalents	$1,268,030	$211,272	$1,268,030

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$58,434	$86,149	$477,525

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$—	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$—	$76,164,733

Issuance of options below fair market value	$—	$—	$698,540

Issuance of warrants in connection with financing	$—	$—	$7,338,499

Issuance of common stock into escrow	$—	$—	$1,500

Cancellation of shares in connection with Recapitalization	$—	$—	$5,077

Withholding of stock upon option exercises	$—	$—	$49,181

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$—	$178,725

Excersice of Warrants	2,711	—	2,711

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (“MicroMed” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. (See Note 2 for discussion of impact of reverse merger.) Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.
     For further information, refer to the financial statements and footnotes thereto included in the 10KSB, of MicroMed Cardiovascular, Inc. for the year ended December 31, 2005, as filed with the SEC.
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
     MicroMed Technology was deemed to have been the acquirer in the reverse merger and MicroMed Technology is deemed the survivor of the reorganization. Accordingly, the financial statements of MicroMed Technology presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders equity (deficit) has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended March 31, 2005. All costs associated with the Merger were expensed as incurred.
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
     In October 2005, the Company entered into an agreement with Hunter World Markets, Inc.to act as the placement agent (“Placement Agent” or “Hunter”) to assist the Company in raising additional capital. Under the terms of the agreement, the Company has agreed to pay the Placement Agent a fee of 10% of all funds raised. In connection with retaining the Placement Agent, we entered into a Term Credit Agreement with The Hunter Fund Limited, an affiliate of the Placement Agent, whereby we borrowed $150,000 at 10% per annum to be repaid at the earlier of (a) October 13, 2006, or (b) the closing of an equity financing conducted by the Placement Agent that results in gross proceeds of at least $3,000,000. We also issued a warrant to the Placement Agent to purchase 150,000 shares of common stock at an exercise price per share equal to 50% of the per share purchase price of the next securities offering of the Company with gross proceeds of at least $3,000,000. The warrant expires five years from the date of grant.
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
3. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.
4. Warrants
     On September 15, 2005, the Company entered into an agreement with an investor relations firm, the terms of which included a warrant to purchase 90,000 shares of the Company’s common stock at a strike price of $3.50 per share, which was the fair market value of the Company’s common stock on the date of grant. The warrant vests equally over a 24-month period. The Company is recording the warrant at its fair value, as determined by the Black-Scholes pricing model, on a monthly basis as the services are performed in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value recorded in the statement of operations for the period ended March 31, 2006 was nominal.
     The Company recorded $7,003,999 as the fair value for warrants issued in conjunction with the December 2005 private placement using the Black-Scholes pricing model. The warrants are exercisable anytime within six years of its issue date (December 1, 2005) and has been recorded in the statement of stockholder’s equity. In January 2006, Hunter World Markets, Inc. and its affiliates exercised warrants for 3,433,333 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 2,711,033 shares of common stock.
5. Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004, or FAS 123R), “Share-Based Payment.” FAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.
     The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method, that requires that stock-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended March 31, 2006, the Company recorded approximately $74,044 of stock-based compensation expense, of which $63,678 was included in research and development expense and $10,366 was included in general and administrative expense. The adoption of FAS 123R had no impact on the Company’s net loss per share for the three months ended March 31, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2006. Stock-based compensation for all non-vested options outstanding as of March 31, 2006 is $1.2 million, which will be recognized over a weighted-average period of 2.33 years. The Company amortizes stock-based compensation expense on a straight-line basis over the expected life of the vesting period.
     The Company estimated the fair value of stock options during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows: 1) the expected term of the options was estimated to be 7.0 years using historical option exercise data; 2) the expected volatility was estimated to be 60% based on the volatility of MicroMed’s peer companies. Basing price volatility on MicroMed’s historical stock price is not practical because of our limited trading history and “thin” market; 3) the risk-free interest rates of 4.08% — 4.38% are based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected terms of the options; and 4) the Company assumed a zero percent dividend yield. Under FAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company calculated a 20% estimated forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised. The cumulative effect of the change in accounting principle associated with the adoption of FAS 123R is reclassification of $470,030 in previously recognized deferred compensation to additional paid in capital.
     Prior to the adoption of FAS 123R on January 1, 2006, MicroMed accounted for its stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123R, pro forma net loss for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Three Months ended March 31,
2005
Net loss -
As reported	$(2,675,658)
Stock option compensation expense if the fair value method had been applied	(38,340)

Pro forma net loss	$(2,713,998)

Loss per share — Basic and Diluted
As reported	$(0.19)
Pro forma	$(0.19)
     There were no options granted during the three months ended March 31, 2005.
     At March 31, 2006, the Company has the following stock-based compensation plans:
     The 1997 Stock Option Plan (the “1997 Plan”), as amended, provided for the granting of options, either incentive or non-statutory, to purchase up to 1,266,500 shares of the Company’s common stock. In February 2001, the Company’s board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 3,266,500 shares. In September 2002, the Company’s board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 7,103,689 shares. The Plan provides that stock options be granted at fair market value on the date the option is granted, as determined by the board of directors.
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
     The following table summarizes stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value
Outstanding, December 31, 2005	1,644,470	$0.20
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(35,514)	0.20

Outstanding, March 31, 2006	1,608,956	0.20	9.33	$513,000

Exercisable, March 31, 2006	304,956	$0.20	7.83	$0

     The following table summarizes nonvested stock option activity for the three months ended March 31, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value
Nonvested, December 31, 2005	1,334,000	$1.22
Granted	—	—
Vested	—	—
Forfeited	(34,500)	0.70

Nonvested, March 31, 2006	1,299,500	$1.22

6. Inventory
Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor.
A summary of inventory at March 31, 2006 is as follows:

Raw materials	$133,307
Work in progress	1,982,125
Finished goods	520,338

$2,635,770

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
     Accordingly, from an historical perspective, MicroMed Technology was deemed to have been the acquirer in the reverse merger and MicroMed Technology is deemed the survivor of the reorganization. Accordingly, the financial statements of MicroMed Technology presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders equity (deficit) has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended March 31, 2005. All costs associated with the Merger were expensed as incurred.
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
Overview
     We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of March 31, 2006 we had an accumulated deficit of approximately $86.3 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.
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
     We face several potential challenges in our drive for commercial success, including raising sufficient capital to fund our business plan, motivating surgeons involved in our clinical trials to continue to implant the DeBakey VAD so that we can complete trials and gain FDA approval to market the products in the U.S., competition from established, well funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than us. Additionally, the overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We now believe that we will not meet the performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. We recently met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in its current trial and present the results to FDA for possible approval. In addition, as an alternative strategy, we intend to ask FDA to modify its clinical trial protocol to allow implantation of additional patients with a revised version of its DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek PMA approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis if at all. Further, we have only enrolled 12 patients to date in our Destination Therapy (“DT”) trial and believe that we need to redesign the structure of the trial to accommodate a shorter PMA pathway. We have initiated discussions with our clinical consultants and the FDA regarding a modified trial design that would enable us to increase the pace of patient enrollment, as well as shorten the path to trial completion for this indication. Therefore, we have decided to suspend further implants in the current DT trial and resume patient enrollment once the revised study design is approved..
Research and Development
     Our research and development activities have been primarily focused on the development and pilot clinical trials of the DeBakey VAD. Since our inception in 1995 and through March 31, 2006 we have incurred research and development costs of approximately $69.6 million.
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
     Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended March 31, 2006, we recorded approximately $74,044 of stock-based compensation expense, of which $63,678 was included in research and development expense and $10,366 was included in general and administrative expense. The adoption of FAS 123R had no impact on our net loss per share for the three months ended March 31, 2006. Stock-based compensation for all non-vested options outstanding as of March 31, 2006 is $1.2 million, which will be recognized over a weighted-average period of 2.33 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 6 “Stock-Based Compensation” in our Notes to Condensed Consolidated Financial Statements contained in the report.)
Results of Operations
Three Months Ended March 31, 2006 and 2005
Revenues
     We had revenues of $1.1 million for the three months ended March 31, 2006, as compared to revenues of $1.6 million for the same period in 2005. The decrease was due to $0.6 million lower international sales partially offset by $0.04 million greater clinical reimbursements in the United States.
Research and Development
     Research and development expenses were $1.5 million for the three months ended March 31, 2006 versus $3.2 million for the three months ended March 31, 2005, representing a $1.7 million, or 55%, decrease. Significant components of the change are as follows (in millions):

	Three Months	Three Months
	Ended March	Ended March	$	%
	31, 2006	31, 2005	Change	Change
Production	$0.6	$1.0	$(0.4)	(40%)
Engineering and development	0.2	0.3	(0.1)	(33%)
Quality, clinical and regulatory	0.3	1.4	(1.1)	(79%)
Sales and marketing	0.4	0.5	(0.1)	(20%)

Total	$1.5	$3.2

•	Production expenses declined in connection with lower overall revenues.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical

Research Organization, or CRO, clinical trial costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease in expenses was primarily due to termination of our third party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2006 versus the same period of 2005.

•	Sales and marketing expenses decreased due to a reduction in sales and marketing expenses in our international markets as a result of a reduction of personnel and increased reliance on our international distributor network.
General and Administrative
     General and administrative expenses were $0.6 million for the three months ended March 31, 2006 versus $1.0 million for the three months ended March 31, 2005, representing a $0.4 million, or 40%, decrease. The decrease was primarily due to lower personnel costs as a result of staff reductions and the end of certain severance payments to our former Chief Executive Officer.
Interest Expense
     Interest expense was $58,000 and $137,000 for the three months ended March 31, 2006 and 2005, respectively, mainly due to the conversion of bridge loans from shareholders into common stock in connection with the Reverse Merger in 2005.
Net Loss Per Share
     Net loss available to common stockholders was $1.0 million in the three months ended March 31, 2006 and $2.7 million for the three months ended March 31, 2005. Net loss per share available to common stockholders decreased to $0.04 in the three months ended March 31, 2006 from $0.19 in the same period of 2005, due in part to the issuance of additional shares from the August 2005 Private Placement, the December 2005 Private Placements and exercise of warrants into 2,711,033 shares of common stock. All outstanding shares of our preferred stock were converted into common stock in connection with the recapitalization and merger.
Liquidity and Capital Resources
     As of March 31, 2006, cash and cash equivalents were $1.3 million. From our inception through March 31, 2006, we used approximately $64.2 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities, through credit facilities and through PIPE’s (Private Investments in Public Equity).
     For the three months ended March 31, 2006, we used approximately $1.2 million in cash for operations principally as a result of a net loss of $1.0 million, along with a net decrease in other operating assets and liabilities of $0.3 million, principally as a result of payments on accounts payable with funds from our private placements and decreases in inventory levels and increased accounts receivable, offset by non-cash charges of $0.06 million for depreciation and $0.1 million for stock compensation expense.
     We used minimal cash in investing activities. We expect to continue to invest in our infrastructure, including property and equipment to support our operations. We anticipate that we will spend less than $50,000 on capital expenditures during the remainder of fiscal 2006.
     Financing activities used cash of $0.4 million during the three months ended March 31, 2006, due to payments of $0.6 million on the long-term note and credit facility the during the three month period, offset by $0.2 million note payable borrowings.
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
Off-Balance Sheet Arrangements
     As of March 31, 2006, we had no off-balance sheet arrangements.
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
     These risks and uncertainties include, without limitation, those described under “Risk Factors’ of our annual report on Form 10KSB filed with the SEC on April 3, 2006, and, among others, the following:
•	Completion of Clinical Trials;

•	Limited sources of liquidity;

•	MicroMed’s ability to obtain additional debt or equity financing;

•	MicroMed’s history of operating losses;

•	Market acceptance of the DeBakey VAD;

•	The uncertainty of FDA and other government regulatory requirements may have a material adverse effect on our ability to commercialize the DeBakey VAD;

•	The degree and nature of our competition; and

•	The limited trading market for our common stock.
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
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer and Principal Financial Officer of MicroMed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer of MicroMed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.

By:	/s/ Travis E. Baugh
Name: Travis E. Baugh
Title: President and Chief Executive
Officer and Chief Financial Officer
Date: May 15, 2006

Exhibit Index
31.1	Certification of Chief Executive Officer and Principal Financial Officer of MicroMed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer of MicroMed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.