Form 10QSB
period 2006-06-30
MICROMED CARDIOVASCULAR INC
filed 2006-08-14
CIK 1269515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. On August 11, 2006, there were outstanding 38,739,163 shares of the Registrant’s Common Stock, $.001 par value (excluding Escrow Shares).
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

MICROMED CARDIOVASCULAR, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006	1
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to June 30, 2006 and the three months and six months ended June 30, 2006 and 2005	2
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to June 30, 2006 and the six months ended June 30, 2006 and 2005	3
Notes to Unaudited Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18
Certification of MicroMed pursuant to Section 13a-14
Certification pursuant to 18 U.S.C. Section 906

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,749,457	$2,871,071
Accounts receivable	1,046,254	882,090
Inventory	2,732,684	2,770,688
Prepaids and other assets	287,324	340,938

Total current assets	17,815,719	6,864,787
Property and equipment, net	445,146	541,986
Other assets	17,162	39,379

Total assets	$18,278,027	$7,446,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,343	$390,365
Accrued liabilities and deferred revenue	509,776	614,774
Current portion of long-term debt	935,371	1,021,734
Note payable	365,642	461,429

Total current liabilities	2,055,132	2,488,302
Long-term debt	—	409,092
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 38,776,141 shares issued and 38,739,162 shares outstanding at June 30, 2006; 100,000,000 shares authorized, 26,113,495 issued and 26,076,517 outstanding at December 31, 2005	38,739	26,077
Additional paid-in capital	104,815,981	90,359,633
Deferred compensation	—	(470,030)
Deficit accumulated during development stage	(88,631,825)	(85,366,922)

Total stockholders’ equity	16,222,895	4,548,758

Total liabilities and stockholders’ equity	$18,278,027	$7,466,152

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					Period from
					Inception
					(October 6,
	Three Months Ended		Six Months Ended		1995) Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenues:
Clinical reimbursements	$199,504	$1,287,211	$815,179	$2,463,362	$16,873,998
International product sales	698,327	550,649	1,178,695	991,976	8,905,439

Total revenues	897,831	1,837,860	1,993,874	3,455,338	25,779,437

Expenses:
Research and development	2,523,196	2,998,946	3,998,560	6,149,855	72,210,410
General and administrative,	618,312	737,979	1,212,268	1,751,262	20,779,849

Total operating expenses	3,141,508	3,736,925	5,210,828	7,901,117	92,990,259

Loss from operations	(2,243,677)	(1,899,065)	(3,216,954)	(4,445,779)	(67,210,822)

Interest and other income (expenses)	21,694	(26,360)	54,290	(18,525)	1,655,008
Interest expense	(43,805)	(161,371)	(102,239)	(298,150)	(1,207,572)

Net loss	(2,265,788)	(2,086,796)	(3,264,903)	(4,762,454)	(66,763,386)
Convertible preferred stock dividends and accretion	—	(1,324,099)	—	(2,638,202)	(22,327,217)

Net loss available to common stockholders	$(2,265,788)	$(3,410,895)	$(3,264,903)	$(7,400,657)	$(89,090,603)

Basic and diluted net loss per share available to common stockholders	$(0.07)	$(0.24)	$(0.11)	$(0.51)

Weighted average common shares outstanding	30,646,643	14,460,069	29,287,867	14,460,069

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period from
			Inception
			(October 6,
	Six Months Ended		1995) Through
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(3,264,903)	$(4,762,454)	$(66,763,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,906	137,368	2,706,442
Conversion of accrued interest on Series C and Series D Preferred	—	—	346,866
Services contributed by stockholders	—	—	300,050
Non-employees stock compensation	29,710	—	170,451
Employee stock based compensation	1,096,026	—	1,096,026
Amortization of deferred compensation	—	—	310,179
Amortization of warrants	33,304	10,265	66,002
Loss on disposal of fixed assets	—	4,639	(2,999)
Changes in assets and liabilities:
Accounts receivable	(164,164)	280,301	(1,046,254)
Inventory	38,004	35,745	(2,911,409)
Prepaids and other assets	75,831	(242,688)	(397,197)
Accounts payable and accrued liabilities	(251,020)	1,459,210	797,262

Net cash used in operating activities	(2,294,306)	(3,077,614)	(65,327,967)

Cash flows from investing activities:
Purchase of property and equipment	(16,066)	(19,709)	(2,909,852)

Net cash used in investing activities	(16,066)	(19,709)	(2,909,852)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders	—	3,500,001	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	734,893	3,092,611	9,240,642
Repayments of notes payable	(1,326,135)	(3,767,627)	(7,832,772)
Proceeds from issuance of warrants and preferred stock, net of offering costs	—	—	43,397,713
Proceeds from issuance of common stock and cash contributed by stockholders, net of offering costs	13,780,000	—	22,737,676
Proceeds from exercise of stock options and issuance of common stock and cash contributed by stockholders	—	—	1,015

Net cash provided by financing activities	13,188,758	2,824,985	81,987,275

Change in cash and cash equivalents	10,878,386	(272,338)	13,749,457
Beginning cash and cash equivalents	2,871,071	687,162	—

Ending cash and cash equivalents	$13,749,457	$414,824	$13,749,457

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. For further information regarding the basis of presentation, refer to the financial statements and footnotes thereto included in the 10-KSB for the year ended December 31, 2005, as filed with the SEC.
     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants were not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.
     In December 2004, the Financial Accounting Standards Board (FASB) issued revisions to Statement of Financial Accounting Standards (FAS) No. 123 (FAS 123R), “Share-Based Payment.” FAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method, that requires that stock-based compensation is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.
2. Reverse Merger
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
     We were deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of our company prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survives the reorganization. Upon the closing of the reorganization, we changed our fiscal year to December 31, beginning with the quarter ended March 31, 2005. All costs associated with the Merger were expensed as incurred.

3. Equity
Common Stock
     Immediately prior to the closing of the Merger, we closed a $4,991,683 private placement (the “Private Placement”) of our common stock and warrants. Each investor in the Private Placement purchased shares of our common stock at $1.33 per share and seven-year warrants, exercisable one year after the date of issuance, to purchase 60% of the common stock purchased by such investor in the Private Placement at a per share exercise price of $1.33 (all investors introduced by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are redeemable by us at any time after one year from the date of issuance. The value of the warrants was determined to be $2,118,066 using the Black-Scholes option pricing model and has been recorded in stockholders’ equity. As partial consideration for services rendered further to the Private Placement, the placement agent was issued 300,000 shares of our common stock.
     On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. The investors in the December 2005 Private Placement purchased an aggregate 6,866,666 shares of our common stock at $0.75 per share. In addition, we issued 598,490 shares to existing stockholders who acquired shares in the August 2005 Private Placement under an antidilution adjustment that was triggered by the December 2005 Private Placement. As consideration for services rendered in connection with leading the December 2005 Private Placement, the placement agent was paid a placement agent fee of $525,000 and was issued an aggregate six-year warrants to purchase 3,583,333 shares of our common stock at a per share exercise price of $.75, exercisable at any time prior to their six year expiration date, which equated to 50% of the shares of our common stock purchased by investors in the December 2005 Private Placement. The warrants were not redeemable by the Company (see “Warrants” below). Total proceeds, net of the placement agent fee and other offering costs were $4,519,265.
     On June 13, 2006, we closed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three-years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the offering, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, without prior written consent, until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including legal and other fees. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $13,780,000.
     Immediately after the closing of the June 2006 Private Placement, we had 38,739,162 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 3,442,176 shares of common stock and warrants to purchase 6,772,676 shares of common stock. We filed a registration statement covering the securities sold in the December 2005 Private Placement and the June 2006 Private Placement on August 9, 2006.
Warrants
     We recorded $7,003,999 as the fair value for warrants issued in conjunction with the December 2005 Private Placement using the Black-Scholes pricing model. The warrants were exercisable anytime within six years of its issue date (December 1, 2005) and was recorded in the statement of stockholder’s equity. On January 30, 2006, the placement agent and its affiliates exercised warrants obtained in the December 2005 Private Placement for 3,433,333 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 2,711,033 shares of common stock.
     We recorded $4,173,042 as the fair value for warrants issued in conjunction with the June 2006 private placement using the Black-Scholes pricing model. The warrants are exercisable anytime within three years of its issue date (June 13, 2006) and has been recorded in the statement of stockholder’s equity.
4. Stock-Based Compensation
     For the three and six months ended June 30, 2006, the Company recorded approximately $74,044 and $1,021,984 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of June 30, 2006 was $4.8 million, which will be recognized over a weighted-average period of 2.33 years. The Company amortizes stock-based compensation expense on a straight-line basis over the expected life of the vesting period. The cumulative effect of the change in accounting principle associated with the adoption of FAS 123R is reclassification of $470,030 in previously recognized deferred compensation to additional paid in capital.
     Prior to the adoption of FAS 123R on January 1, 2006, MicroMed accounted for its stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under SFAS No. 123R, pro forma net loss for the three and six months ended June 30, 2005 would have been as follows:

	Three Months ended	Six Months ended
	June 30, 2005	June 30, 2005
Net loss -
As reported	$(3,410,895)	$(7,400,657)
Stock option compensation expense if the fair value method had been applied	(38,340)	(76,680)

Pro forma net loss	$(3,449,235)	$(7,477,537)

Loss per share – Basic and Diluted
As reported	$(0.24)	$(0.51)
Pro forma	$(0.24)	$(0.52)
5. Options
     The 1997 Stock Option Plan (the “1997 Plan”), as amended, provided for the granting of options, either incentive or non-statutory, to purchase up to 1,266,500 shares of our common stock. In February 2001, our board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 3,266,500 shares. In September 2002, our board of directors and stockholders approved an increase in the number of shares that could be issued pursuant to the Plan to 7,103,689 shares. The Plan provides that stock options be granted at fair market value on the date the option is granted, as determined by the board of directors.
     Prior to the closing of the Merger, our Board of Directors and stockholders adopted the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). This plan was assumed by us in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 post-split shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.
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
     We record the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.
     The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(In 000s)
Outstanding, December 31, 2005	1,644,470	$0.20
Granted	2,095,000	1.55
Forfeited	(297,294)	0.20

Outstanding, June 30, 2006	3,442,176	1.02	9.6	$3,027

Exercisable, June 30, 2006	1,876,206	$1.33	9.9	$2,190

6. Inventory
     Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. A summary of inventory is as follows:

		December 31,
	June 30, 2006	2005
Raw materials	$130,013	$131,172
Work in progress	2,062,160	2,195,834
Finished goods	540,511	443,682

Total	$2,732,684	$2,770,688

7. Supplemental Disclosure of Cash Flow Information
     Supplemental cash flow information is summarized below:

			Period from
			Inception
	Six Months	Six Months	(October 6,
	Ended	Ended	1995) Through
	June 30, 2006	June 30, 2005	June 30, 2006
Cash paid for interest	$252,337	$112,214	$419,091

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$—	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$—	$76,164,733

Issuance of options below fair market value	$—	$—	$698,540

Issuance of warrants in connection with financing	$4,173,042	$—	$11,511,541

Issuance of common stock into escrow	$—	$—	$1,500

Cancellation of shares in connection with Recapitalization	$—	$—	$5,077

Withholding of stock upon option exercises	$—	$—	$49,181

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$178,725	$178,725

Exercise of Warrants	2,711	—	2,711

8. Subsequent Events
     In July 2006, we appointed two new members to our Board of Directors, Erwin P. Bauer, MD and Clifford zur Nieden.
     On July 28, 2006, we entered into an Employment and Separation Agreement (the “Separation Agreement”) with Travis E. Baugh, our Chief Executive Officer, President, Chief Financial Officer and a Director. Pursuant to the Separation Agreement, Mr. Baugh resigned from all of his executive and director positions with our company effective as of August 1, 2006 (the “Effective Date”). Pursuant to the Separation Agreement, Mr. Baugh will continue as an employee of our company until the earlier of (i) the date a successor President and Chief Executive Officer of our company is named or (ii) September 30, 2006 (the “Separation Date”). From the Effective Date until the Separation Date (the “Term”), Mr. Baugh will make himself available to us to provide advisory and other services to us and our Board of Directors. Mr. Baugh also agreed to make himself available for six months following the Separation Date to provide consulting services to us as reasonably requested by us in order to provide for an orderly transition for the successor(s) to Mr. Baugh. According to the Separation Agreement, we agreed to pay Mr. Baugh severance pay of $250,000, equal to one year’s severance, paid on a bi-weekly basis over the next 12 months in accordance with our normal payroll practices. Mr. Baugh will not be eligible for any new options. For his services until the Separation Date, Mr. Baugh’s base salary will remain unchanged and he will be entitled to reimbursement for reasonable expenses incurred in the performance of his duties. The Board of Directors has appointed an Executive Committee of the Board, consisting of Todd Ficeto, Norwick Goodspeed and Clifford zur Nieden. The Executive Committee will collectively assume the responsibility for decision making until a successor to Mr. Baugh can be found.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report. With respect to this discussion, the terms “MicroMed,” “Company”, “we,” “us,” and “our” refer to MicroMed Cardiovascular, Inc. and our wholly-owned subsidiaries.
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
     Other than with respect to the following risk factors, which have been updated and restated in their entirety below to take into account the resignation of Travis Baugh, our Chief Executive Officer, President, Chief Financial Officer and a Director, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2005.
We are going through a period of transition while we search for a new chief executive officer, chief financial officer and president and if the interim management structure that we have established does not stabilize our company, there may be internal disruption and our stock price and results of operation may decline as a result.
     Effective August 1, 2006, Travis Baugh, our chief executive officer, chief financial officer and president resigned from our company. Our Board of Directors have appointed an Executive Committee of the Board that will collectively assume the responsibility for decision making until a successor to Mr. Baugh can be found. In the event that this management structure does not stabilize our company, other officers and employees may choose to leave the company and our revenues and stock price may decline as a result.
     We are actively searching for a new chief executive officer, president and chief financial officer, but we can provide no assurance that we will be able to locate and hire one or more qualified candidates. Finding a new chief executive officer that holds the qualifications that we are searching for will be difficult and be time consuming. Even if we locate a well-qualified individual it may be difficult to convince the candidate to work at a company that does not currently have a supporting management team. At the conclusion of our search, we may decide that none of the external candidates possess the appropriate qualifications and recommend an internal candidate for the position of chief executive officer. During the executive search period, we will undergo a period of uncertainty that will disrupt our business and delay strategic transactions which may in turn affect the execution of our operating plan.
The maintenance of existing and the establishment of additional relationships with cardiac surgeons and cardiologists are necessary for us to achieve significant responses.
     A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of our target cardiac patient population. We believe that we have developed working relationships with cardiac surgeons and cardiologists at a number of medical centers in connection with the development of the DeBakey VAD. Some or all of these relationships may have been harmed by the departure of our Travis Baugh, our chief executive officer, president and chief financial officer in August 2006. If we fail to maintain and strengthen existing relationships and arrangements or establish new relationships with these and other physicians and medical centers in support of the DeBakey VAD, we will not achieve significant revenues and will not be profitable.
Reverse Merger
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

Business Overview
     We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of June 30, 2006 we had an accumulated deficit of approximately $88.6 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.
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
     On June 13, 2006, we closed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three-years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the offering, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, without prior written consent, until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including legal and other fees. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $13,780,000.
     Immediately after the closing of the June 2006 Private Placement, we had 38,739,162 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 3,442,176 shares of common stock and warrants to purchase 6,772,676 shares of common stock. On August 9, 2006 we filed a registration statement covering the securities sold in the June 2006 Private Placement.
Research and Development
     Our research and development activities have been primarily focused on the development and pilot clinical trials of the DeBakey VAD. Since our inception in 1995 and through June 30, 2006 we have incurred research and development costs of approximately $72.2 million.
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
     Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three and six months ended June 30, 2006, we recorded approximately $74,044 and $1,021,984 of stock-based compensation expense, Stock-based compensation for all non-vested options outstanding as of June 30, 2006 is $4.8 million, which will be recognized over a weighted-average period of 2.33 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 4 “Stock-Based Compensation” in our Notes to Consolidated Financial Statements contained in the report.)
Results of Operations
Three Months Ended June 30, 2006 versus 2005
Revenues
     We had revenues of $0.9 million for the three months ended June, 2006, as compared to revenues of $1.8 million for the same period in 2005, a decrease of $0.9 million or 50%. The decrease was due to a decline of $1.1 million in clinical reimbursements partially offset by $0.2 million increase in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the temporary suspension of our Destination Therapy trial.
Research and Development
     Research and development expenses were $2.5 million for the three months ended June 30, 2006 versus $3.0 million for the three months ended June 30, 2005, a decrease of $0.5 million or 17%. Significant components of the change are as follows (in millions):

	Three Months	Three Months
	Ended June	Ended June
	30,	30,	$	%
	2006	2005	Change	Change
Production	$0.6	$1.2	$(0.6)	(50%)
Engineering and development	0.3	0.3	(0.0)	—
Quality, clinical and regulatory	0.6	0.7	(0.1)	(14%)
Sales and marketing	1.0	0.8	0.2	25%

Total	$2.5	$3.0	(0.5)

•	Production expenses declined in connection with lower overall revenues.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical Research Organization, or CRO, clinical trial costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease in expenses was primarily due to termination of our third party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2006 versus the same period of 2005.

•	Sales and marketing expenses increased in connection with increased international revenue and due to an increase in sales and marketing expenses as a result of increased participation in medical conference and trade shows.
General and Administrative
     General and administrative expenses were $0.6 million for the three months ended June 30, 2006 versus $0.7 million for the three months ended June 30, 2005, a decrease of $0.1 million or 14%. The decrease was primarily due to lower personnel costs as a result of staff reductions.
Net Loss
     Net loss available to common stockholders was $2.3 million for the three months ended June 30, 2006 versus $3.4 million for the three months ended June 30, 2005, an increase of $1.1 million or 48%. Net loss per share available to common stockholders decreased to $0.07 for the three months ended June 30, 2006 from $0.24 for the same period of 2005, primarily due to reduced dividends and accretion and an increase in the weighted average shares outstanding attributable to the issuance of additional shares from the August 2005 Private Placement, the December 2005 Private Placement, the June 2006 Private Placement and exercise of warrants for 2,711,033 shares of common stock in January 2006.
Six Months Ended June 30, 2006 versus 2005
Revenues
     We had revenues of $2.0 million for the six months ended June 30, 2006, as compared to revenues of $3.5 million for the same period in 2005, a decrease of $1.5 million or 43%. The decrease was due to $1.7 million lower clinical reimbursements in the United States, partially offset by $0.2 million increase in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in out clinical trials and the temporary suspension of our Destination Therapy trial.
Research and Development
     Research and development expenses were $4.0 million for the six months ended June 30, 2006 versus $6.1 million for the six months ended June 30, 2005, a decrease of $2.1 million or 34%. Significant components of the change are as follows (in millions):

	Six Months	Six Months
	Ended June 30,	Ended June 30,	$	%
	2006	2005	Change	Change
Production	$1.1	$2.0	$(0.9)	(45%)
Engineering and development	0.6	0.6	0.0	0%
Quality, clinical and regulatory	1.0	2.4	(1.4)	(58%)
Sales and marketing	1.3	1.1	0.2	18%

Total	$4.0	$6.1	(2.1)

•	Production expenses declined in connection with lower overall revenues.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical Research Organization, or CRO, clinical trial costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease in expenses was primarily due to termination of our third party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2006 versus the same period of 2005.

•	Sales and marketing expenses increased in connection with increased international revenue and due to an increase in sales and marketing expenses as a result of increased participation in medical conference and trade shows.
General and Administrative
     General and administrative expenses were $1.2 million for the six months ended June 30, 2006 versus

$1.8 million for the six months ended June 30, 2005, a decrease of $0.6 million or 33%. The decrease was primarily due to related lower personnel costs as a result of staff reductions and less severance expenses
Net Loss
     Net loss available to common stockholders decreased to $3.3 million in the six months of 2005 versus $7.4 million in the same period of 2004, a decrease of $4.1 million or 55%. Net loss per share available to common stockholders decreased to $0.11 for the six months ended June 30, 2006 from $0.51 in the same period of 2005, primarily due to the decreased net loss, reduced dividends and accretion and an increase in the weighted average shares outstanding attributable to the issuance of additional shares from the August 2005 Private Placement, the December 2005 Private Placement, the June 2006 Private Placement and exercise of warrants for 2,711,033 shares of common stock in January 2006.
Liquidity and Capital Resources
     As of June 30, 2006, cash and cash equivalents were $13.7 million. From our inception through June 30, 2006, we used approximately $65.3 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities, through credit facilities and through private investments in public equity (PIPE’s).
     For the six months ended June 30, 2006, we used approximately $2.3 million in cash for operations principally as a result of a net loss of $3.3 million (less non cash expenses related to stock based compensation of $1.2 million and depreciation and amortization of $0.1 million and net changes in other operating assets and liabilities of $0.3 million, principally as a result of reduced accounts receivable from sales and reduced accounts payable because of payments from funds from the June 2006 Private Placement.
     We used minimal cash in investing activities during 2006. We anticipate that we will spend less than $340,000 on capital expenditures during the remainder of fiscal 2006.
     Financing activities provided cash of $13.2 million during the six months ended June 30, 2006, primarily as a result of the proceeds from the June 2006 Private Placement of $13.8 million, partially offset by net payments of notes payable totaling $0.6 million.
     We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S. clinical trial efforts, expand our technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements at least through the end of 2007. We will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. We cannot be certain that additional capital will be available on favorable term, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we had no off-balance sheet arrangements.

Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting
     Other than the resignation of the Chief Executive Officer, who was also acting in the capacity as Chief Financial Officer, there has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.
     On June 13, 2006, we closed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. We engaged a placement agent in connection with the June 2006 Private Placement. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three-years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the offering, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, without prior written consent, until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including legal and other fees. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $13,780,000. We filed a registration statement covering the securities sold in the June 2006 Private Placement on August 9, 2006.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     In July 2006, we appointed two new members of our Board of Directors, Erwin P. Bauer, MD and Clifford zur Nieden. Prof, Bauer is a member of the board of directors of BB Medtech, a publicly traded Swiss investment company, since 2003. Prof. Bauer has also been a director of Vascular Innovation, Inc., a private Ohio-based endovascular devices company, since 2004. In 2005, Prof. Bauer served as a consultant cardiac surgeon at the Special Hospital for Cardiovascular Surgery Fillip II in Skopje, Macedonia. From 1993 to 2004, he served as senior staff surgeon at the Kerckhoff-Clinic Foundation in Bad Nauheim Germany. Prof. Bauer holds a medical degree from the University of Zurich. Mr. zur Nieden is a managing partner of Ceres Capital Inc. He is a board member of Dunstone Financial (USA), a provider of professional debt collection solutions established in 1999, and is a co-founder and has been a board member of Inaxio, an information technology services company in Switzerland and Romania, since 2004. He was the logistics director of Carlsberg Switzerland, responsible for its restructuring and reorganization, from 2002 to 2003 and also served as CEO for CoCap Offerings Inc., a private equity trading platform that was merged with a security broker in Switzerland, from 2000 to 2001. Before that, he spent five years with Siemens AG in Germany and the United States to setup the GSM mobile network for the U.S. markets and with Nestle in Singapore as an engineer. Mr. zur Nieden holds a Master of Science in engineering from ETH Zurich (Swiss Federal Institute of Technology).
     On July 28, 2006, we entered into an Employment and Separation Agreement (the “Separation Agreement”) with Travis E. Baugh, our Chief Executive Officer, President, Chief Financial Officer and a Director. Pursuant to the Separation Agreement, Mr. Baugh resigned from all of his executive and director positions with our company effective as of August 1, 2006 (the “Effective Date”). Pursuant to the Separation Agreement, Mr. Baugh will continue as an employee of our company until the earlier of (i) the date a successor President and Chief

Executive Officer of our company is named or (ii) September 30, 2006 (the “Separation Date”). From the Effective Date until the Separation Date (the “Term”), Mr. Baugh will make himself available to us to provide advisory and other services to us and our Board of Directors. Mr. Baugh also agreed to make himself available for six months following the Separation Date to provide consulting services to us as reasonably requested by us in order to provide for an orderly transition for the successor(s) to Mr. Baugh. According to the Separation Agreement, we agreed to pay Mr. Baugh severance pay of $250,000, equal to one year’s severance, paid on a bi-weekly basis over the next 12 months in accordance with our normal payroll practices. Mr. Baugh will not be eligible for any new options. For his services until the Separation Date, Mr. Baugh’s base salary will remain unchanged and he will be entitled to reimbursement for reasonable expenses incurred in the performance of his duties. The Board of Directors has appointed an Executive Committee of the Board, consisting of Todd Ficeto, Norwick Goodspeed and Clifford zur Nieden. The Executive Committee will collectively assume the responsibility for decision making until a successor to Mr. Baugh can be found.
Item 6. Exhibits
31.1 Certification of MicroMed pursuant to Section 13a-14 of the Securities Exchange Act (1).
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

(1)	Filed herewith

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.
By:	/s/ Clarice Motter
	Name:	Clarice Motter
	Title:	Corporate Secretary and Authorized Signatory by the Board of Directors

Date: August 14, 2006

Index to Exhibits
31.1 Certification of MicroMed pursuant to Section 13a-14 of the Securities Exchange Act.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.