Form 10-Q
period 2006-09-30
MICROMED CARDIOVASCULAR INC
filed 2006-11-14
CIK 1269515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number: 000-51487

MICROMED CARDIOVASCULAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0228169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8965 Interchange Drive
Houston, Texas 77054
(Address of principal executive offices)
(713) 838-9210
(Issuer’s telephone number)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑
     On November 11, 2006, there were outstanding 39,915,402 shares of the Registrant’s Common Stock, $.001 par value (excluding 1,500,000 shares held in an indemnification escrow).

MICROMED CARDIOVASCULAR, INC.

Page No.
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited)	1
Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006	1
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to September 30, 2006 and the three months and nine months ended September 30, 2006 and 2005	2
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to September 30, 2006 and nine months ended September 30, 2006 and 2005	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds	16
Item 6. Exhibits	16
SIGNATURES	17
Certifications pursuant to Section 13a-14
Certifications pursuant to U.S.C. Section 906
Certification of CEO Pursuant to Section 13a-14
Certification of CFO Pursuant to Section 13a-14
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,958,500	$2,871,071
Accounts receivable	545,854	882,090
Inventory	2,737,162	2,770,688
Prepaids and other assets	363,391	340,938

Total current assets	15,604,907	6,864,787
Property and equipment, net	401,487	541,986
Other assets	13,085	39,379

Total assets	$16,019,479	$7,446,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,124	$390,365
Accrued liabilities and deferred revenue	378,659	614,774
Current portion of long-term debt	676,139	1,021,734
Note payable	309,497	461,429

Total current liabilities	1,790,419	2,488,302
Long-term debt	—	409,092
Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 39,952,380 shares issued and 39,915,402 shares outstanding at September 30, 2006; 100,000,000 shares authorized, 26,113,495 issued and 26,076,517 outstanding at December 31, 2005	39,915	26,077
Additional paid-in capital	105,096,429	90,359,633
Deferred compensation	—	(470,030)
Deficit accumulated during development stage	(90,907,284)	(85,366,922)

Total stockholders’ equity	14,229,060	4,548,758

Total liabilities and stockholders’ equity	$16,019,479	$7,466,152

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
					(October 6,
	Three Months Ended		Nine Months Ended		1995) Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues:
Clinical reimbursements	$245,480	$466,652	$1,060,659	$1,458,629	$17,119,478
International product sales	179,168	519,255	1,357,863	2,982,616	9,084,607

Total revenues	424,648	985,907	2,418,522	4,441,245	26,204,085

Expenses:
Research and development	2,214,234	2,593,027	6,212,794	8,742,881	74,424,644
General and administrative	618,885	952,049	1,831,153	2,703,311	21,398,734

Total operating expenses	2,833,119	3,545,076	8,043,947	11,446,192	95,823,378

Loss from operations	(2,408,471)	(2,559,169)	(5,625,425)	(7,004,947)	(69,619,293)
Interest and other income (expenses)	172,040	(9,203)	226,330	(27,728)	1,827,048
Interest expense	(39,034)	(122,227)	(141,273)	(420,377)	(1,246,606)

Net loss	(2,275,465)	(2,690,599)	(5,540,368)	(7,453,052)	(69,038,851)
Convertible preferred stock dividends and accretion	—	(1,445,641)	—	(4,083,838)	(22,327,217)

Net loss available to common stockholders	$(2,275,465)	$(4,136,240)	$(5,540,368)	$(11,536,890)	$(91,366,068)

Basic and diluted net loss per share available to common stockholders	$(0.06)	$(0.25)	$(0.17)	$(0.76)

Weighted average common shares outstanding	39,161,075	16,761,329	32,615,102	15,200,175

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
			(October 6,
	Nine Months Ended		1995) Through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(5,540,368)	$(7,453,052)	$(69,038,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,121	202,726	2,758,657
Conversion of accrued interest on Series C and Series D Preferred	—	—	346,866
Services contributed by stockholders	—	—	300,050
Non-employees stock compensation	—	11,423	140,741
Employee stock based compensation	1,395,202	—	1,395,202
Amortization of deferred compensation	—	189,296	310,179
Amortization of warrants	75,729	27,913	108,427
(Gain) loss on disposal of fixed assets	—	5,489	(2,999)
Changes in assets and liabilities:
Accounts receivable	336,236	869,450	(545,854)
Inventory	33,527	101,859	(2,737,162)
Prepaids and other assets	3,842	(340,695)	(376,476)
Accounts payable and accrued liabilities	(200,356)	672,719	804,783

Net cash used in operating activities	(3,731,069)	(5,712,872)	(66,536,436)

Cash flows from investing activities:
Purchase of property and equipment	(24,624)	(57,764)	(2,918,410)

Net cash used in investing activities	(24,624)	(57,764)	(2,918,410)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders	—	3,500,001	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	734,894	4,090,879	9,012,351
Repayments of notes payable	(1,641,513)	(5,026,396)	(8,148,150)
Proceeds from issuance of options, warrants and preferred stock, net of offering costs	—	1,012	43,398,728
Proceeds from issuance of common stock and cash contributed by stockholders, net of offering costs	13,749,739	4,462,932	22,707,416

Net cash provided by financing activities	12,843,120	7,028,428	81,413,346

Change in cash and cash equivalents	9,087,429	1,257,792	11,958,500
Beginning cash and cash equivalents	2,871,071	687,162	—

Ending cash and cash equivalents	$11,958,500	$1,944,954	$11,958,500

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. For further information regarding the basis of presentation, refer to the financial statements and footnotes thereto included in MicroMed’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC.
     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants were not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.
     In December 2004, the Financial Accounting Standards Board (FASB) issued revisions to Statement of Financial Accounting Standards (FAS) No. 123 (FAS 123R), “Share-Based Payment.” FAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. The Company adopted FAS 123R on January 1, 2006 using the modified prospective transition method, that required stock-based compensation to be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.
2. Reverse Merger
     On January 31, 2005, Salmon Express, Inc., a Nevada corporation (“Salmon”), along with Salmon Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Salmon (“Merger Sub”), and certain stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., a privately held Delaware corporation (“MicroMed Technology”), pursuant to which Salmon would be acquired by MicroMed Technology in a merger transaction wherein Merger Sub would merge with and into MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly-owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.
     MicroMed Technology was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survived the reorganization. Upon the closing of the reorganization, we changed our fiscal year end to December 31, beginning with the quarter ended March 31, 2005. All costs associated with the Merger were expensed as incurred.

3. Equity
Common Stock
     Immediately prior to the closing of the Merger, we closed a $4,991,683 private placement (the “August 2005 Private Placement”) of our common stock and warrants. Each investor in the August 2005 Private Placement purchased shares of our common stock at $1.33 per share and seven-year warrants to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33 (all investors introduced by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are exercisable by the investors and redeemable by us at any time. The value of the warrants was determined to be $2,118,066 using the Black-Scholes option pricing model and has been recorded in stockholders’ equity. As partial consideration for services rendered further to the August 2005 Private Placement, the placement agent was issued 300,000 shares of our common stock.
     On December 1, 2005, we closed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. The investors in the December 2005 Private Placement purchased an aggregate 6,866,666 shares of our common stock at $0.75 per share. In addition, we issued 598,490 shares to stockholders who acquired shares in the August 2005 Private Placement under an antidilution adjustment that was triggered by the December 2005 Private Placement. As consideration for services rendered in connection with leading the December 2005 Private Placement, the placement agent was paid a placement agent fee of $525,000 and was issued nine-year warrants to purchase 3,583,333 shares of our common stock at a per share exercise price of $.75, exercisable at any time prior to their nine-year expiration date, which equated to 50% of the shares of our common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company (see “Warrants” below). Total proceeds, net of the placement agent fee and other offering costs, were $4,519,265.
     On June 13, 2006, we closed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the June 2006 Private Placement, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including reimbursement of legal and other expenses. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs, were $13,780,000.
     As of September 30, we had 39,915,402 outstanding shares of common stock (excluding the Escrow Shares), options to purchase 3,442,176 shares of common stock and warrants to purchase 4,968,165 shares of common stock. Our registration statement covering the securities sold in the December 2005 Private Placement and the June 2006 Private Placement was declared effective on October 31, 2006.
Warrants
     We recorded $7,003,999 as the fair value for warrants issued in conjunction with the December 2005 Private Placement using the Black-Scholes pricing model. The warrants were exercisable anytime within nine years of their issue date (December 1, 2005) and were recorded in the statement of stockholder’s equity. On January 30, 2006, the placement agent and its affiliates exercised warrants obtained in the December 2005 Private Placement for 3,433,333 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 2,711,033 shares of common stock.
     We recorded $4,173,042 as the fair value for warrants issued in conjunction with the June 2006 Private

Placement using the Black-Scholes pricing model. The warrants are exercisable anytime within three years of their issue date (June 13, 2006) and has been recorded in the statement of stockholder’s equity. On August 29, 2006, the placement agent and its affiliates exercised warrants obtained in the August 2005 Private Placement for 1,804,511 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 1,176,239 shares of common stock.
4. Stock-Based Compensation
     For the three and nine months ended September 30, 2006, we recorded $299,174 and $1,395,202 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of September 30, 2006 was $2.9 million, which will be recognized over a weighted-average period of 2.50 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. The cumulative effect of the change in accounting principle associated with the adoption of FAS 123R is reclassification of $470,030 in previously recognized deferred compensation to additional paid in capital.
     Prior to the adoption of FAS 123R on January 1, 2006, we accounted for our stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” (“APB Opinion No. 25”). Under the intrinsic value method described in APB Opinion No. 25, no compensation expense was recognized if the exercise price of the employee stock option equaled the market price of the underlying stock on the date of grant. Assuming the compensation cost for the stock option plans had been determined pursuant to the fair value method under FAS 123R, pro forma net loss for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months ended	Nine Months ended
	September 30, 2005	September 30, 2005
Net loss available to common stockholders -
As reported	$(4,136,240)	$(11,536,890)
Add: Stock-based compensation expense recorded Intrinsic value method	189,296	189,296
Deduct: Stock option compensation expense if the fair value method had been applied	(102,579)	(179,259)

Pro forma net loss	$(4,049,523)	$(11,526,853)

Loss per share – Basic and Diluted
As reported	$(0.25)	$(0.76)
Pro forma	$(0.24)	$(0.76)
5. Options
     The 1997 Stock Option Plan (the “1997 Plan”) initially provided for the granting of options, either incentive or non-statutory, to purchase up to 1,266,500 shares of our common stock. In February 2001, the 1997 Plan was amended to increase the number of shares that could be issued pursuant to the 1997 Plan to 3,266,500 shares. In September 2002, the 1997 Plan was amended to increase the number of shares that could be issued pursuant to the 1997 Plan to 7,103,689 shares. The 1997 Plan provides that stock options be granted at fair market value on the date the option is granted, as determined by the board of directors.
     Prior to the closing of the Merger, our Board of Directors and stockholders adopted the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan was assumed by us in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.

     Incentive stock options may not be granted at less than the fair market value of our common stock at the date of grant. The options can be exercisable at various dates, as determined by the Board of Directors, or a committee designated by the Board of Directors (the “Committee”), and will expire no more than 10 years from the date of grant. Stock appreciation rights of a term of no more than 10 years and stock awards may be granted by the Board of Directors, or the Committee, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options, stock appreciation rights and stock awards may be granted to consultants and non-employee directors, with terms, conditions and limitations to be decided by the Board of Directors or the Committee.
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
     The following table summarizes stock option activity for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinsic Value
	Shares	Price	Life	(In 000s)
Outstanding, December 31, 2005	1,644,470	$0.20
Granted	2,095,000	1.55
Forfeited	(307,341)	1.02

Outstanding, September 30, 2006	3,432,129	$1.31	9.3	$3,027

Exercisable, September 30, 2006	1,192,315	$0.95	9.6	$2,190

6. Inventory
     Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. A summary of inventory is as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$125,239	$131,172
Work in progress	1,954,330	2,195,834
Finished goods	657,593	443,682

Total	$2,737,162	$2,770,688

7. Supplemental Disclosure of Cash Flow Information
     Supplemental cash flow information is summarized below:

			Period from
			Inception
	Nine Months	Nine Months	(October 6,
	Ended	Ended	1995) Through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash paid for interest	$141,273	$402,738	$560,364

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$4,083,838	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$4,500,001	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$76,164,733	$76,164,733

Issuance of options below fair market value	$—	$698,540	$698,540

Issuance of warrants in connection with financing	$4,173,042	$2,118,066	$11,511,541

Issuance of common stock into escrow	$—	$1,500	$1,500

Cancellation of shares in connection with Recapitalization	$—	$5,077	$5,077

Withholding of stock upon option exercises	$—	$49,181	$49,181

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$178,725	$178,725

Exercise of Warrants	$3,887	$—	$2,711

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
Forward-Looking Statements
     The forward-looking statements contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry.
Risk Factors
     Other than with respect to the following risk factors, which have been updated and restated in their entirety below to take into account the resignation of Travis Baugh, our former Chief Executive Officer, President, Chief Financial Officer and a Director, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2005.
We are going through a period of transition while we search for a chief executive officer and a chief financial officer and if the interim management structure that we have established does not stabilize our company, there may be internal disruption and our stock price and results of operation may decline as a result.
     Effective August 1, 2006, Travis Baugh, our former chief executive officer, president and chief financial officer resigned from our company. On September 18, 2006, we appointed Clifford zur Nieden as the Acting Chief Executive Officer and Robert J. Benkowski as the Chief Operating Officer. On September 7, 2006, we appointed Clarice Motter as the Interim Chief Financial Officer. On September 8, 2006, Erwin P. Bauer, M.D. and Paul Frison resigned from the Board of Directors. In the event that our management structure does not stabilize our company, other officers and employees may choose to leave the company and our revenues and stock price may decline as a result.
     We are actively searching for a chief executive officer and a chief financial officer, but we can provide no assurance that we will be able to locate and hire one or more qualified candidates. Finding a chief executive officer and a chief financial officer that hold the qualifications that we are searching for will be difficult and time consuming. Even if we locate a well-qualified individual, it may be difficult to convince the candidate to work at a company that does not currently have a supporting management team. At the conclusion of our search, we may decide that none of the external candidates possess the appropriate qualifications and recommend an internal candidate for the positions of chief executive officer and chief financial officer. During the executive search period, we are experiencing a period of uncertainty that is disrupting our business and delaying strategic transactions, which may in turn affect the execution of our operating plan.
The maintenance of existing and the establishment of additional relationships with cardiac surgeons and cardiologists are necessary for us to achieve significant responses.
     A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of our target cardiac patient population. We believe that we have developed working relationships with cardiac surgeons and cardiologists at a number of medical centers in connection with the development of the DeBakey VAD. Some or all of these relationships may have been harmed by the departure of Travis Baugh, our former chief executive officer, president and chief financial officer in August 2006. If we fail to maintain and strengthen existing relationships and arrangements or establish new relationships with these and other physicians and medical centers in support of the DeBakey VAD, we will not achieve significant revenues and will not become profitable.

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
Business Overview
     We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of September 30, 2006 we had an accumulated deficit of approximately $90.9 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, hire a full-time chief executive officer and chief financial officer and increase administrative activities to support our planned growth.
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
     We face several potential challenges in our drive for commercial success, including raising sufficient capital to fund our business plan, motivating surgeons involved in our clinical trials to continue to implant the DeBakey VAD so that we can complete trials and gain FDA approval to market the products in the U.S., competition from established, well funded companies with competitive technologies, and future competition from companies that are developing competitive technologies, some of whom are larger companies with greater capital resources than us. Additionally, the overall results of our bridge to transplant (“BTT”) trial to date have resulted in lower than expected survival to transplant percentages. We now believe that we will not meet the performance goal survival rate for the patients in this trial. This is likely to substantially increase the time required to obtain FDA approval and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD. In March 2006, we met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in the BTT trial and present the results to the FDA for possible approval. In addition, as an alternative strategy, we intend to ask the FDA to modify its clinical trial protocol to allow implantation of additional patients with a revised version of the DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may to seek Pre-Market Approval (“PMA”) approval upon completion of this separate cohort of patients with the modified device. We currently estimate that the revised timeline for such approval is approximately 3-4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis if at all. Further, we have only enrolled 12 patients to date in our Destination Therapy (“DT”) trial and believe that we need to redesign the structure of the trial to accommodate a shorter PMA pathway. We have initiated discussions with our clinical consultants and the FDA regarding a modified trial design that would enable us to increase the pace of patient enrollment, as well as shorten the path to trial completion for this indication. Therefore, we have decided to suspend further implants in the current DT trial and resume patient enrollment once the revised study design is approved.

     On June 13, 2006, we closed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three-years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the offering, certain of our stockholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including reimbursement of legal and other expenses. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs were $13,780,000.
     On August 29, 2006, the placement agent and its affiliates exercised warrants obtained in the August 2005 Private Placement for 1,804,511 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 1,176,239 shares of common stock.
     As of November 11, 2006 , we had 39,915,402 outstanding shares of common stock (excluding the 1,500,000 shares held in an indemnification escrow in connection with the Reverse Merger)), options to purchase 3,442,176 shares of common stock and warrants to purchase 4,968,165 shares of common stock. Our registration statement covering the securities sold in the December 2005 Private Placement and the June 2006 Private Placement was declared effective on October 31, 2006.
Research and Development
     Our research and development activities have been primarily focused on the development and clinical trials of the DeBakey VAD. Since our inception in 1995 and through September 30, 2006 we have incurred research and development costs of approximately $74.4 million.
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
     Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales our DeBakey VAD products and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the U.S. (for our DeBakey VAD Child product only, which is approved for sale in the U.S.). Under FDA rules, we are not allowed to sell products in the U.S. until such time as we receive a PMA for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon shipment), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.
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
     Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three and nine months ended September 30, 2006, we recorded $299,174 and $1,395,202 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of September 30, 2006 was $2.9 million, which will be recognized over a weighted-average period of 2.50 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 4 “Stock-Based Compensation” in our Notes to Consolidated Financial Statements contained in this report.)
Results of Operations
Three Months Ended September 30, 2006 versus 2005
Revenues
     We had revenues of $0.4 million for the three months ended September, 2006, as compared to revenues of $1.0 million for the same period in 2005, a decrease of $0.6 million or 60%. The decrease was due to a decline of $0.2 million in clinical reimbursements and a $0.4 million decrease in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the temporary suspension of enrollment of patients in our Destination Therapy trial in the fourth quarter of 2005. International sales decreased because of decreased financial resources beginning in mid 2005 and continuing through June 2006, resulting in cutbacks in the international sales effort. Both of these events resulted in fewer implants, which caused lower reimbursements. We are now in process of reestablishing our European marketing efforts. We expect to see international revenues begin increasing in 2007.

Research and Development
     Research and development expenses were $2.2 million for the three months ended September 30, 2006 versus $2.6 million for the three months ended September 30, 2005, a decrease of $0.4 million or 15%. Significant components of the change are as follows (in millions):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
	2006	2005	Change	Change
Production	$0.8	$0.7	$0.1	14%
Engineering and development	0.2	0.3	(0.1)	(33%)
Quality, clinical and regulatory	0.7	1.2	(0.5)	(42%)
Sales and marketing	0.5	0.4	0.1	25%

Total	$2.2	$2.6	$(0.4)

•	Production expenses increased because of a slight increase in purchases of certain components used in the manufacture of the VAD.

•	Engineering and development expenses decreased because of a slight decrease in payroll and benefits.

•	Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, including travel and fees and expenses of our third-party Clinical Research Organization, or CRO, clinical trial costs, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease in expenses was primarily due to termination of our third-party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2006 versus the same period of 2005.

•	Sales and marketing expenses increased due to a slight increase in sales and marketing personnel and participation in additional medical conference and trade shows.
General and Administrative
     General and administrative expenses were $0.6 million for the three months ended September 30, 2006 versus $0.9 million for the three months ended September 30, 2005, a decrease of $0.3 million or 33%. The decrease was primarily due to lower personnel costs as a result of staff reductions of $0.2 million and a reduction of professional fees of $0.1 million.
Net Loss
     Net loss available to common stockholders was $2.3 million for the three months ended September 30, 2006 versus $4.1 million for the three months ended September 30, 2005, a decrease of $1.8 million, or a 44% decrease. Net loss per share available to common stockholders decreased to $0.06 for the three months ended September 30, 2006 from $0.25 for the same period of 2005, primarily due to reduced dividends and accretion and an increase in the weighted average shares outstanding attributable to the issuance of additional shares from the August 2005 Private Placement, the December 2005 Private Placement, the June 2006 Private Placement and exercise of warrants for 2,711,033 shares of common stock in January 2006 and 1,176,239 shares of common stock in August 2006.
Nine Months Ended September 30, 2006 versus 2005
Revenues
     We had revenues of $2.4 million for the nine months ended September 30, 2006, as compared to revenues of $4.4 million for the same period in 2005, a decrease of $2.0 million or 45%. The decrease was due to $0.4 million lower clinical reimbursements in the United States and a $1.6 million decrease in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in out clinical trials and the temporary suspension of enrollment of patients in our Destination Therapy trial. International sales decreased because of decreased financial resources beginning in mid 2005 and continuing through June 2006, resulting in cutbacks in the international sales effort. Both of these events resulted in fewer implants, which caused lower reimbursements. We are now in process of reestablishing our European marketing efforts. We expect to see international revenues begin increasing in 2007.
Research and Development
     Research and development expenses were $6.2 million for the nine months ended September 30, 2006 versus $8.7 million for the nine months ended September 30, 2005, a decrease of $2.5 million or 29%. Significant components of the change are as follows (in millions):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
	2006	2005	Change	Change
Production	$1.8	$2.7	$(0.9)	(33%)
Engineering and development	0.9	0.9	0.0	—
Quality, clinical and regulatory	1.7	3.6	(1.9)	(53%)
Sales and marketing	1.8	1.5	0.3	20%

Total	$6.2	$8.7	$(2.5)

•	Production expenses declined in connection with lower overall revenues.

•	Quality, clinical, and regulatory expenses decreased primarily due to termination of our third party CRO and a reduction of personnel involved in our clinical/ regulatory departments in 2006 versus the same period of 2005.

•	Sales and marketing expenses increased due to an increase in deferred compensation costs for sales and marketing personnel of $0.5 million, partially offset by reduced selling and marketing expenses of $0.2 million.
General and Administrative
     General and administrative expenses were $1.8 million for the nine months ended September 30, 2006 versus $2.7 million for the nine months ended September 30, 2005, a decrease of $0.9 million or 33%. The decrease was primarily due to lower personnel costs as a result of staff reductions (after severance expenses of $0.6 million), and a reduction of professional fees of $0.3 million.
Net Loss
     Net loss available to common stockholders decreased to $5.4 million in the nine months of 2006 versus $11.5 million in the same period of 2005, a decrease of $6.1 million, a 53% decrease. Net loss per share available to common stockholders decreased to $0.17 for the nine months ended September 30, 2006 from $0.76 in the same period of 2005, primarily due to the decreased net loss, reduced dividends and accretion and an increase in the weighted average shares outstanding attributable to the issuance of additional shares from the August 2005 Private Placement, the December 2005 Private Placement, the June 2006 Private Placement and exercise of warrants for 2,711,033 shares of common stock in January 2006 and 1,176,239 shares of common stock in August 2006.
Liquidity and Capital Resources
     As of September 30, 2006, cash and cash equivalents were $12.0 million. From our inception through September 30, 2006, we used approximately $66.5 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.
     For the nine months ended September 30, 2006, we used approximately $3.7 million in cash for operations principally as a result of a net loss of $5.5 million less non cash expenses related to stock based compensation of $1.4 million and depreciation and amortization of $0.2 million and net changes in other operating assets and liabilities of $0.2 million, principally as a result of reduced accounts receivable from sales and reduced accounts payable because of payments from funds from the June 2006 Private Placement.
     We used minimal cash in investing activities during 2006. We anticipate that we will spend less than $190,000 on capital expenditures during the remainder of fiscal 2006.
     Financing activities provided cash of $12.8 million during the nine months ended September 30, 2006, primarily as a result of the proceeds from the September 2006 Private Placement of $13.7 million, partially offset by net payments of notes payable totaling $0.9 million.
     We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S. clinical trial efforts, expand our technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements at least through the end of 2007. We will need to seek additional funds from the sale of equity and debt securities, borrowings under credit lines or other sources. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements.
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal control over financial reporting
     On August 1, 2006, our Chief Executive Officer, who was also acting in the capacity as Chief Financial Officer, resigned. On September 18, 2006, we appointed Clifford zur Nieden as the Acting Chief Executive Officer and Robert J. Benkowski as the Chief Operating Officer. On September 7, 2006, we appointed Clarice Motter as the Interim Chief Financial Officer. On September 8, 2006, Erwin P. Bauer, M.D. and Paul Frison resigned from the Board of Directors. Other than these changes in executive personnel, there has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.
     On August 29, 2006, the placement agent and its affiliates exercised warrants obtained in the August 2005 Private Placement for 1,804,511 shares of common stock under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 1,176,239 shares of common stock. These shares were issued upon conversion of warrants that were issued in a private placement transaction under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits
10.1	Separation Agreement entered into by and between the Company and Travis E. Baugh dated July 28, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2006)

31.1	Certification of the MicroMed Acting Chief Executive Officer pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of the MicroMed Interim Chief Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of the MicroMed Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the MicroMed Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.
By:	/s/ Clifford zur Nieden
	Name:	Clifford zur Nieden
	Title:	Acting Chief Executive Officer

By:	/s/ Clarice Motter
	Name:	Clarice Motter
	Title:	Interim Chief Financial Officer

Date: November 14, 2006

Exhibit Index

Exhibits	Description of Exhibit

10.1	Separation Agreement entered into by and between the Company and Travis E. Baugh dated July 28, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2006)

31.1	Certification of the MicroMed Acting Chief Executive Officer pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of the MicroMed Interim Chief Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of the MicroMed Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the MicroMed Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.