Form 10KSB
period 2006-12-31
MICROMED CARDIOVASCULAR INC
filed 2007-03-19
CIK 1269515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-51487

MICROMED CARDIOVASCULAR, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	90-0265161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

8965 Interchange Drive Houston, Texas 77054	77054
(Address of principal executive offices)	(Zip Code)

(713) 838-9210

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐

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

Issuer’s revenue for its most recent fiscal year: $3,049,410. The aggregate market value of the 7,485,585 shares of voting and non-voting stock held by non-affiliates of the Company at February 13, 2007, calculated by taking the last sales price of the Company’s common stock of $3.05 on February 13, 2007, was $22,831,034.

The number of shares outstanding of the issuer’s common equity as of March 14, 2007 was 39,915,402.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement relating to the 2007 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, are incorporated by reference in Item 9, Item 10, Item 11, Item 12 and Item 14 of Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:    ☐  Yes  ☑  No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains statements relating to our future business and/or results, including, without limitation, the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements include certain projections and business trends that are “forward-looking” within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “shall,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “predict,” “estimate,” “possible,” “probable,” “intend,” “continue” and variations of these words or comparable words. The forward- looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. These risks and uncertainties include, without limitation, those described under “Risk Factors” in Item 1 of Part I of this report and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our history of operating losses;

•	Market acceptance of the DeBakey VAD;

•	The uncertainty of U.S. Food and Drug Administration (“FDA”) and other government regulatory requirements may have a material adverse effect on our ability to commercialize the DeBakey VAD;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees;

•	The limited trading market for our common stock; and

•	The other factors referenced in this report.

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

Overview

MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), which operates through its wholly-owned subsidiary MicroMed Technology, Inc. (referred to herein as “MicroMed Technology”), is a medical device company that has developed a miniaturized heart pump (ventricular assist device or VAD) known as the DeBakey VAD (the “DeBakey VAD”) to address congestive heart failure (“CHF”), a condition where the diseased heart cannot pump adequate blood to meet the oxygen and nutritional needs of the body. In 1988, famed heart surgeon Dr. Michael E. DeBakey, Dr. George P. Noon and the National Aeronautics and Space Administration (“NASA”) began joint research and development of the DeBakey VAD using NASA-developed technology. We received an exclusive license from NASA for the underlying technology of the DeBakey VAD in June 1996. The DeBakey VAD is a small 1.2 inches (30.5mm) x 3 inches (76.2mm) NASA-designed axial flow pump that can provide increased blood flow from the left ventricle of the heart throughout the body for patients whose hearts are diseased and unable to maintain adequate blood flow to sustain their lives. In November 1998, we received approval to begin clinical trials using the DeBakey VAD in Germany with subsequent clinical trial approvals in France, Austria, Italy and Switzerland. We received CE Mark approval in April 2001 and began marketing in Europe and select other international markets. In the United States, we have terminated pivotal Phase III trials for the destination therapy indication and are in process of developing a new study for this indicator.

Reverse Merger

On January 31, 2005, Salmon Express, Inc. (“Salmon”), along with Salmon Acquisition Corp., a wholly owned subsidiary of Salmon (“Merger Sub”), and certain stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, where Merger Sub would merge with MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.

MicroMed Technology was deemed to have been the acquirer in the reverse merger. Accordingly, the financial statements presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the merger, and exclude the historical financial results of Salmon prior to the consummation of the Merger. Stockholders’ equity has been retroactively recast to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survived the reorganization. Upon the closing of the reorganization, we changed our fiscal year end to December 31, beginning with the quarter ended September 30, 2005. All costs associated with the Merger were expensed as incurred.

Recent Events

The June 2006 Private Placement

On June 13, 2006, we completed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private

Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares of our common stock and 3,317,204 warrants to purchase shares of our common stock were sold to investors in the June 2006 Private Placement. As a condition to the June 2006 Private Placement, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, until April 1, 2007. As consideration for services rendered in connection with the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including reimbursement of legal and other expenses. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs, were $13,724,000.

As of December 31, 2006, we had 39,915,402 outstanding shares of common stock, options to purchase 2,729,685 shares of common stock and warrants to purchase 4,968,165 shares of common stock. Our resale registration statement covering the securities sold in the June 2006 Private Placement and in the private placement that we completed in December 2005 was declared effective on October 31, 2006.

Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “MMCV.” Our corporate headquarters are located at 8965 Interchange Drive, Houston, Texas 77054, and our telephone number is (713) 838-9210. Our corporate website is www.micromedcv.com.

Market Opportunity

Mechanical Circulatory Support: Ventricular Assist Devices

Studies suggest that mechanical circulatory assistance may be the most practical alternative to drug treatments for end-stage heart failure today and useful as an alternative to or in combination with drug therapy.

The most widely used form of mechanical circulatory assistance is a VAD. These devices aid the failing heart by mechanically assisting in rerouting blood flow using a pump. The basic characteristics of VADs are as follows:

•	a ventricle assist pump, which is typically implanted inside the body; and via conduits, pumps blood from the left ventrical to the aorta;

•	a portable power source for the pump located external to the body to maximize patient mobility; and

•	tubing or cable with wires connecting the implanted pump with the external power source.

These implantable heart pumps have been demonstrated effective in supporting blood circulation in patients with failing hearts, reversing end-organ dysfunction and giving them a much improved quality of life as they await donor hearts. Approximately 9,000 patients worldwide have been supported by currently marketed VADs while awaiting transplant, many for more than two years.

We believe the advantages of VADs over heart transplantation and other late-stage heart-failure therapies are as follows:

•

Natural Heart is Not Removed. Unlike heart transplants or total artificial heart systems, VADs leave the natural heart intact and assist it by pumping blood from the left ventricle to the aorta thereby providing sufficient blood flow to maintain life. This approach provides the advantage of leaving in place the biologic control mechanisms of the natural heart. In some cases it has been noted in clinical observations that VADs have permitted recovery of natural heart function to the point where the VAD was removed and the patient no longer needed a transplant.

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

•

Improved Patient Health over Pharmacological Therapies. After VAD implantation, blood circulation throughout the body improves and patients experience improved levels of health and activity. This often leads to improvements in the functions of other organs, and in some cases, improvement in the overall function of the natural heart being assisted by a VAD. Drug therapy delays the progression of the disease, whereas VADs maintain the natural pumping of the heart. This restoration of more normal physiology also makes patients better candidates for a heart transplant should one be required.

VAD Market Opportunity

Current Indications

Bridge-to-Transplant. Currently marketed VADs are FDA approved for use by Class IV, end-stage heart failure patients waiting for a heart transplant, otherwise known as bridge-to-transplant. Presently, most patients suffering from chronic, end-stage heart disease (certain Class IV patients) have no options other than a heart transplant or death. Heart transplantation is an expensive process and is severely limited by a lack of donor hearts. The American Heart Association (“AHA”) estimates that in the United States, there are approximately 2,200 donor hearts available annually; while the AHA estimates 50,000 to 100,000 patients could benefit from a VAD. VADs have proven to be effective as a bridge-to-heart transplantation. VADs can extend patients’ lives and restore moribund patients to a more normal physiological state, making them much better candidates for heart transplantation.

Destination Therapy Alternative to Transplant. Recent studies demonstrate that VADs may provide effective circulatory support for extended periods of time (longer than two years) in patients who have severe heart failure but who do not qualify for a heart transplant. This use of VADs, termed “destination therapy,” was approved by the FDA in late 2002. In October 2003, the Center for Medicare and Medicaid Services (“CMS”) announced that Medicare would begin to provide coverage of VADs used for this indication under Diagnosis Related Group (“DRG”) 525 and in 2004 moved the reimbursement to DRG 103, the same as for heart transplantation. We have approval for the use of the DeBakey VAD as destination therapy in Europe. On November 17, 2006, we notified FDA that we had elected to terminate the destination therapy clinical study. In December 2005, we suspended further patient implants under the study due to lower than expected patient enrollment. The study consisted of a 2-to-1 randomization against an older, larger generation technology control device, with an estimated 78% probability of requiring an operation to repair or replace the implanted LVAS components between 1 and 2 years. Randomization (where the patient does not decide which device is implanted) against this control device is one reason that enrollment was lower than expected. Since we were unable to identify any clinical protocol changes that provided a reasonable chance that the destination therapy study could be completed, and with the recent improvements to the DeBakey VAD device, we decided to terminate the study. In the near future, we intend to develop a new destination therapy clinical study that could be used to demonstrate the safety and effectiveness of the DeBakey VAD to support an extended use indication for patients.

Pediatric Use. The FDA granted permission to us to market the DeBakey VAD Child for pediatric use in the United States in the first quarter of 2004. The U.S. approval was pursuant to a Humanitarian Device Exemption (“HDE”). We received expanded European CE Mark approval to use the DeBakey VAD Child for pediatric use in the second quarter of 2004. The CE Mark represents approval to market the product in the European Community. Currently marketed pulsatile VADs are limited in use to 1.5m2 Body Surface Area, or BSA, a standard measurement of patient size. Under the approved HDE, 5- to 16-year-old patients as small as 0.7m2 BSA can be implanted.

Other Alternatives. Besides the three current indications of our product, there are several other alternatives available to patients: heart transplantation, optimal medical therapy and the total artificial heart. Heart transplantation is advantageous for patients with end-stage heart failure because it has the highest and longest survival rate. Currently, it remains the treatment of choice for those eligible for transplantation with end-stage heart failure. However, there are approximately one hundred thousand patients with late stage heart failure and only approximately two thousand hearts per year available through donation for transplantation. Therefore for those who do not make the top of the transplantation list and obtain one of the available hearts, VADs and total artificial hearts are the only viable options, since optimal medical therapy still has mortality approaching 100%. The total artificial heart has the theoretical advantage of removing a heart which may be susceptible to arrhythmia and mural thrombus, but the total artificial heart represents a totally irreversible treatment. No total artificial hearts are approved for destination therapy. Implementations of the total artificial heart to date have been quite limited, even as bridge-to-transplant. Furthermore, the current total artificial hearts are large and usable only in a relatively small group of patients.

Future Indications

Bridge-to-Recovery. With regard to expanding VAD use for bridge-to-recovery, human studies conducted by researchers at Royal Brompton Hospital in the United Kingdom, Temple University in Philadelphia and the German Heart Institute in Berlin indicate that VADs could be useful as a means of promoting recovery of weakened heart muscles, either alone or in combination with other myogenic agents. Preliminary data from these studies suggest that a significant number of the Class III heart patients in the United States could use the device as a bridge-to-recovery of heart function, possibly allowing heart muscle cells to repair themselves such that the heart remodels and recovers nearly normal function. The improved blood flow and organ function obtained through use of a VAD could delay or may even prevent progression of these patients to Class IV status.

Product

The DeBakey VAD System—Comprehensive Next-Generation VAD Technology Overview

We have developed the miniaturized DeBakey VAD, which we believe physicians, surgeons and patients will favor over currently marketed pulsatile VADs because it is well-suited for broader and long-term VAD use. Due to its next-generation, NASA-designed characteristics, we believe the DeBakey VAD will ease and shorten the time of VAD implantation for the physician and patient, significantly decrease the risk of infection to the patient, and together with the complete DeBakey VAD system, significantly improve patient quality of life. After recovery from the implant procedure, many patients are able to return home and to resume normal activities such as exercise, and in some cases patients have returned to work. In addition, we believe that the DeBakey VAD system offers these benefits without sacrificing any of the recognized clinical efficacies of currently marketed VADs and at a price below that of currently marketed pulsatile VADs.

The titanium, electromagnetically actuated axial flow pump, a pump in which the blood flow pathway is axial and flows continuously, can pump in excess of 10 liters per minute, is 1.2 inches (30.5 mm) in diameter, 3.0 inches (76.2 mm) long, and weighs less than 4 ounces (93 g). The pump assembly consists of a titanium inflow cannula (a tube that is inserted into the apex of the heart and resides within the left ventricle, providing inflow to the pump) and an apical sewing ring (a Dacron® ring which is sewn to the apex of the heart and used to secure the VAD to the apex of the heart), the DeBakey VAD pump, a ultrasonic flow probe, a Dacron outflow conduit graft (a woven graft which is used to connect the pump to the outflow and is attached to the ascending aorta), and a percutaneous cable assembly with controller connector. Inside the pump housing is the inducer/impeller, which is the only moving part. This axial flow pump provides continuous flow; however, flow pulsatility does occur in most patients, as a consequence of the patient’s native cardiac contractility. Particular design characteristics include:

•	miniaturized size (approximately 1/10th the size of the currently marketed pulsatile VADs);

•	light weight (less than 4 ounces versus over 2 pounds for currently marketed, fully implantable pulsatile VADs);

•	hemolysis minimizing design by NASA so that damage to red cells, evidenced by hemolysis, is minimized from the mechanical action of the pump on the blood cells;

•	virtually silent compared to the noise of currently marketed pulsatile VADs;

•	only one moving part; and

•

no pump-life limiting valves; currently approved VADs have mechanical valves both at the inflow and outflow of the device, which provide uni-directional flow necessary for perfusion but lead to a substantial failure rate due to the high flows, high pressures, and high rate of the upstroke encountered in the pulsatile devices.

We believe these specific design characteristics will lead to the following advantages over currently marketed pulsatile VADs currently on the market:

•

The miniaturization and light weight of the DeBakey VAD offer the potential for less invasive applications. We believe that patients using the DeBakey VAD experience less trauma and device-related infection than patients using currently marketed, fully implantable pulsatile VADs as a result of the shortened duration of the implant procedure, the small size of the device, the reduced displacement of nearby organs and a smaller percutaneous cable that contains the lines from the pump and flow probe to the outside of the body through the skin. This cable allows delivery of power and a means to monitor the device and is small, pliable, and covered in Dacron to improve growth and incorporation into the tissues and to limit the potential for infection.

•

In addition to the current market opportunity, because of the size of the DeBakey VAD, we expect to be able to penetrate a substantial portion of the market for smaller women and children. Up to now, these patients generally have not been implanted with pulsatile VADs due to the larger size of currently marketed pulsatile VADs. (HeartMate XVE and Novacor require a minimum 1.5m2 BSA, versus as low as BSA of 0.7m2 for the DeBakey VAD Child in children from 5 to 16 years old.) Moreover, we believe the specific design attributes of our DeBakey VAD make it well-suited for broader clinical indications such as destination therapy, bridge-to-recovery and pediatric use.

The adverse effects sometimes witnessed in DeBakey VAD patients are similar to those seen with other VADs. These include strokes, transient ischemic attacks, infections and the bleeding effect of anticoagulation drugs. The incidence of these effects is anticipated to be similar to those with currently marketed implantable devices.

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

Patient Home Support System. The Patient Home Support System is designed to provide primary power to the DeBakey VAD after surgery and recovery during evening hours. In addition to providing power, it serves as a battery backup and charges up to four batteries on a first-in first-out basis. We designed the Patient Home Support System to allow the DeBakey VAD patient, whether in the hospital or at home, to sleep or rest without concern about discharging batteries while tethered to the unit. The Patient Home Support System is approximately the size of a small portable cooler, weighs approximately 10 pounds and is equipped with a tether cable that connects to the DeBakey VAD Controller. The Patient Home Support System will provide continuous power during times when the DeBakey VAD is not operating on batteries. We adopted this “home use” design to provide ergonomic benefits and cost savings to patients using the DeBakey VAD system over competitive products.

DeBakey VAD Controller and VADPAK. The DeBakey VAD Controller and two batteries are housed in the VADPAK. Together the VADPAK, the Controller and batteries weigh just over five pounds, helping to provide patient mobility and the ability to engage in most normal, everyday activities. The DeBakey VAD Controller operates the DeBakey VAD and displays key operating information about the pump, including flow rate, power usage and remaining battery life. Each battery will power the DeBakey VAD for approximately two to four hours, giving a combined battery time of approximately four to eight hours. The DeBakey VAD Controller always uses the battery with the lower charge, thus preserving the battery with the highest charge. The DeBakey VAD system includes extra batteries and a separate charger (in addition to the charger in the Patient Home Support System).

Business Strategy

Our mission is to be a leader in congestive heart failure therapy. Principal elements of our strategy to achieve this are as follows:

•

Continue commercialization of the DeBakey VAD in Europe and select other international markets. We received CE Mark approval for the bridge-to-transplant indication in April 2001 and have approval to sell our products in Austria, Italy, Sweden, France and Turkey. We anticipate selling our products in Germany, Switzerland and China in fiscal 2007. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD without an extensive sales and marketing organization through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets. The company has increased the sales force in Europe and expects to open an office in Switzerland in the first half of 2007.

•

Leverage relationships to enhance clinical acceptance of the DeBakey VAD. We intend to leverage our relationships with European clinical trial investigators, Dr. DeBakey, Dr. Noon and our investigators in the U.S. clinical trials with cardiologists and cardiac surgeons in other major international heart centers to promote the use of the DeBakey VAD in high-volume transplant centers around the world. We intend to augment this effort with a highly focused direct sales and marketing team, including members of senior management.

•

Launch DeBakey VAD Child for immediate revenue opportunity. We received FDA HDE approval to begin marketing the DeBakey VAD Child device in the United States and CE Mark approval to market the device in the E.U. and have begun market roll out for this limited market opportunity. To date, we have implanted a total of seven pediatric VADs under our HDE approval and a total of 16 pediatric VADs world-wide.

•	Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US Bridge to Transplant trial under the current protocol in April 2003. As of

December 31, 2006, we have implanted 112 patients in the feasibility and pivotal phase of the bridge to transplant (“BTT”) study. The study design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate XVE device. We have periodically made certain modifications to the device that we believe may result in improved clinical results. We intend to complete this BTT clinical trial and may seek PMA approval with these results or we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD.

•

Initiate a new U.S. Multi-Center Phase III/Pivotal Destination Therapy Clinical Trial. Our previous destination therapy (“DT”) study was a randomized trial against a single control arm (HeartMate XVE) and included a total of 360 patients. As of November 2006, we had only enrolled 12 patients in this DT study and we terminated the study due to the low enrollment rate. We are in the process of developing a new DT study.

•

Expand clinical indications for the DeBakey VAD to include small adult patients. There is currently an unmet need for a VAD that can be implanted in small adults, such as small female patients with BSA of less than 1.5 m2. Current FDA approved devices are only indicated for adult patients with a BSA greater than or equal to 1.5 m2.

•

Expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the bridge-to-transplant and destination therapy segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently marketed pulsatile VADs for broader clinical indications. We intend to use any clinical trial patients that have sufficiently recovered and have successfully had their VAD removed to expand the indications for the DeBakey VAD to include use as bridge-to-recovery.

Clinical Trials in the United States

Unlike most pharmaceutical clinical trials, the duration of medical device pivotal (Phase III) clinical trials depends on an availability of investigational subjects (patients) that is unpredictable and which can have a significant effect on the cost of the trial. Consequently, this variable alone makes it difficult to accurately project completion times and trial costs. The time necessary to complete implantable medical device trials also depends on the complexity of the device, the ability to secure a patient sample size necessary to statistically support the study hypothesis, the number of available study centers, the number of device changes made during the trial and other factors. Typical expenses for pivotal trials include fixed costs associated with clinical affairs and regulatory affairs personnel, subcontracts with clinical research organizations, patient testing charges, the cost of investigational devices and travel expenses for clinical monitors to initiate centers, train clinicians, monitor activities and perform center close-outs. We are presently reimbursed for all investigational devices used during the trials. Additional costs are incurred in the development of regulatory submissions and meetings with the FDA, which include the Pre Market Approval (“PMA”) Panel Meeting.

The BTT trial was designed to compare the results of implanting the DeBakey VAD in patients eligible for heart transplantation against results for the Thoratec HeartMate XVE product as reported in published studies. The primary endpoint measure of the trial is a 70% survival to transplant rate, but we also measure other adverse events typically associated with patients in this category, such as stroke, infection and device malfunction. We have periodically made certain modifications to the device that we believe may result in improved clinical results. We intend to complete this BTT clinical trial and may seek PMA approval with these results or we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD.

In March 2006, we met with the FDA to discuss our BTT trial results and alternatives. Based on the feedback from that meeting, we are planning to complete enrollment in the BTT trial and may present the results to the FDA for possible approval. In addition, as an alternative strategy, we may ask the FDA to modify its clinical trial protocol to allow implantation of additional patients with the most current version of the DeBakey VAD. We have periodically made certain modifications to the device that we believe may result in improved clinical results. If improved clinical results are so obtained, we may seek a PMA upon completion of implantation of this separate cohort of patients with the modified device. In the event that we add additional patients, we currently estimate that the revised timeline for such approval is approximately 3 to 4 years, depending on patient enrollment and availability of donor hearts for transplantation. However, there is no assurance we will obtain the required regulatory approvals on a timely basis, if at all.

On November 17, 2006, we notified the FDA that we have elected to terminate the DeBakey VAD system DT clinical study. In December 2005, we had suspended further patient implants under the study due to lower than expected patient enrollment. The DT study consisted of a 2-to-1 randomization against an older, larger generation technology control device, with an estimated 78% probability of requiring an operation to repair or replace an implanted left ventricular assist system (“LVAS”) components between 1 and 2 years. Randomization (where the patient does not decide which device is implanted into them) against this control device is one reason that enrollment was lower than expected. Because we were not able to identify any clinical protocol changes that provided a reasonable assurance that the DT study could be successfully completed, and with the recent improvements to the DeBakey VAD device, we decided to terminate the DT study. In the near future, we intend to develop a new DT clinical study that could be used to demonstrate the safety and effectiveness of the DeBakey VAD to support an extended use indication for patients.

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

NASA’s Ames Research Center assisted us in the design and development of the DeBakey VAD by using supercomputers to model blood flow using computational fluid dynamics (“CFD”). The use of CFD enabled NASA to extensively test different variations of each component of the DeBakey VAD pump, to optimize performance of each component and to minimize the potential for hemolysis and thrombosis. NASA’s Johnson Space Center engineers, using their extensive computer-aided design and manufacturing capabilities, together with Baylor College of Medicine engineers developed the complex milling machine computer codes that defined the manufacturing process for the DeBakey VAD.

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

We continue to conduct contract research and development activities with several universities, some of which are included in our clinical trials.

Regulatory

The DeBakey VAD has received CE Mark approval for commercialization in Europe for bridge-to-transplant, destination therapy and pediatric use. With respect to manufacturing, we received ISO 9001 and ISO 13485 certification in September 1999 and have been recertified each year since without any non-conformities (most recently in 2006 in which our compliance with ISO 13485:2003 certification was also verified). We received additional CE Mark approval for destination therapy and pediatric use in the second quarter of 2004. The FDA granted permission to us to market the DeBakey VAD Child for pediatric use in the United States in the first quarter of 2004 pursuant to a Humanitarian Device Exemption.

In the United States, we are involved in an FDA-approved clinical trial for a bridge-to-heart transplant indication, and we were involved in an FDA-approved clinical trial for a destination therapy indication. Please see “Clinical Trials in the United States” for more information.

We plan to make product enhancements to the DeBakey VAD system from time to time. Product enhancements require supplemental filings with and further approval from regulatory authorities.

Manufacturing

We operate a 22,000 square foot leased facility located in Houston, Texas, where we manufacture the DeBakey VAD. We believe this facility can accommodate our anticipated manufacturing demand for the DeBakey VAD for at least the next few years assuming we decide to renew our lease when it expires in May 2007. In November 1999, we received notice that the facility had fulfilled the applicable requirements and was certified as compliant under ISO 9001, ISO 13485 and European Council Directive 90/385/EEC (Active Implantable Medical Device Directive). These certifications have been confirmed each year since then after annual audits by TUV Product Services (“TUV”) of Munich, Germany (the Notified Body). The facility has a Class 10,000 clean room where final assembly and testing of the DeBakey VAD are performed. In late 2003, we underwent and passed a Good Manufacturing Practice (“GMP”) inspection by the FDA in anticipation of the approval of our HDE for pediatric use. We have the equipment and technical capability to manufacture most of the parts and components for the DeBakey VAD in this facility. We purchased several other parts and components from various third-party suppliers, including some parts that we have the equipment and technical ability to manufacture but cannot produce in the quantities needed to satisfy our requirements. For the critical components being manufactured by third parties, all of these third-party vendors are certified as ISO 9001 and/or ISO 13485. We also perform on-site audits using our own quality assurance auditors to review our subcontractors’ facilities and manufacturing processes or we use formal self-assessment surveys. In addition, we conducted a thorough critical inspection of all incoming parts received from third-party vendors. Some components are manufactured by sole source third-party vendors. We believe that, in the event of the loss of any of the sole source suppliers, the services and/or material being provided to us through that supplier could be acquired from alternative suppliers or manufactured in our facility.

A company that intends to sell a product like the DeBakey VAD in the countries of the European Economic Area must obtain a CE Mark. The CE Mark indicates compliance with European regulatory, quality assurance and legal mandates. To support our CE Mark, our manufacturing facility is certified to ISO 13485:2003 and European Council Annex 2 Section 4 Directive 90/385/EEC (Active Implantable Medical Device Directive), which was originally received in November 1999, and has been reconfirmed each year thereafter by annual audits by TUV.

In the United States, medical devices are regulated by the FDA. On October 7, 1996, the FDA published its final rule for medical devices, incorporating past GMP requirements into a new regulation, Quality System Requirements (“QSR”), which became effective June 1, 1997. Our Regulatory and Quality staff works closely with our employees and subcontractors to ensure strict compliance with these regulations, including design controls and reproducible manufacturing of devices. We passed a QSR inspection for our HDE application for pediatric indication.

Suppliers

We rely on third-party suppliers to provide key materials and components of the DeBakey VAD system, some of which are single source suppliers. Two of the key suppliers we rely on are Algen Design Services, Inc. and Vascutek, LTD, which made up 20% and 7% of our purchases for the year ended December 31, 2006, respectively. In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

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

For marketing and sales of the recently approved DeBakey VAD Child product, we are focused on the top 12 pediatric centers in the United States. We will use a small, direct technical sales team to support these sites. We plan to expand this team upon receipt of PMA approval in the United States for bridge-to-transplant and destination therapy indications.

Although there are approximately 160 heart transplant centers in the United States, only about 25% of these centers perform the majority of transplants. The market for VADs is site-specific in the United States, as well as in other countries. There are approximately 70 U.S. hospitals approved for reimbursement from the CMS for use of VADs. We expect that approximately one-half of these hospitals will account for 85% of the implanted patients. The cardiologists at these sites maintain heart failure patients with traditional medical (drug) therapy. As the patient moves beyond the benefit of drugs, the alternative is a heart transplant, death or mechanical support.

European Business and Distribution Network

There are approximately 125 VAD implant sites in Europe, which we believe establishes a solid market for commercialization of the DeBakey VAD in Europe. Our plan is to penetrate key, high-volume VAD implant centers where competitors’ VADs are presently implanted through our use of distributors in certain markets and direct sales in others. The DeBakey VAD is attached to the heart in a manner similar to other currently marketed VADs, which should make adoption of the DeBakey VAD easier at these sites. These sites have experienced surgical teams familiar with mechanical support implant procedures as well as with post-operative care. Use of the DeBakey VAD at these key European centers will provide exposure for and highlight the significant advantages that the DeBakey VAD has over other currently marketed VADs. We will try to stimulate referrals to cardiothoracic surgeons by educating cardiologists about the success of DeBakey VAD implants.

We have distributors engaged in the European markets of Germany, Italy, France, UK, Norway, Sweden, Holland, Turkey, Austria, Switzerland, Greece, Spain, and Portugal. As of December 31, 2006, we had one directly employed technician and a consultant for our operations in Europe. We plan to add additional international distributors and technical support personnel in 2007 as we expand the number of our European and Asian implant sites.

Intellectual Property

The pump technology used in the DeBakey VAD is protected by a patent issued to NASA in 1996. In 1996, we signed a patent license agreement with NASA to be the exclusive licensee to this technology in the United States for use in cardiovascular applications. Separate agreements with Baylor College of Medicine and NASA give us the exclusive right to the continuation of the VAD technology modifications. We have incorporated these modifications through a continuation-in-part patent application, filed in December 1996 and issued in September 1999. We also made foreign patent application filings covering the technology in December 1996, which have been issued in certain foreign jurisdictions. We have obtained an additional patent covering unique features of an external controller and data acquisition system, and a patent for a proprietary pulsatile loop system. We have filed five patent applications related to suction detection and physiologic algorithms. In addition, we have received a registered trademark for the use of the name “DeBakey VAD” for which Dr. DeBakey has granted us rights in perpetuity. Dr. DeBakey also entered into a confidentiality and intellectual property assignment agreement with us in March 1999 as part of further efforts to commercialize the DeBakey VAD. In this agreement, Dr. DeBakey agreed to assist us in our efforts to successfully commercialize the DeBakey VAD. Dr. DeBakey also agreed to assign to us all rights in any intellectual property that he creates, solely or jointly with others that is directly or indirectly related to the DeBakey VAD, including any related surgical procedures or surgical tools or any ancillary components developed during the duration of the agreement. This agreement has a duration of 10 years. Dr. DeBakey and we may extend this agreement for additional one-year periods by mutual written agreement.

In connection with obtaining our patent license agreement with NASA, we entered into a sublicense agreement with Nimbus, a predecessor to an entity that merged into Thoratec Corporation, for several of the 49 claims in the original NASA patent granted in 1996. The sublicense agreement required Nimbus to pay to NASA and to us certain royalties based on net sales in the event any of the NASA patent claims granted under the sublicense agreement was used in our products. Royalty obligations due to MicroMed from Nimbus under the sublicense expired in December 2002.

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

Patents identified as 1, 3 and 4 are the foundation of the DeBakey VAD. The protection of rights and continued licensing of these patents are material to our business. Patents identified as 6, 7 and 8 are the foundation of the VAD’s controller and data acquisition system. The protection of rights of these patents is material to our business. The features claimed in patents identified as 2 and 5 are not used in our clinical product and loss of the ability to use the features claimed in these patents should not prohibit our ability to sell the product. The earliest of any patent to expire is 2013.

Competition

We face competition from companies that develop, manufacture and market cardiac assist therapy products and technology. We also compete with universities and other research institutions in the development of cardiac assist and therapy technologies. Many of our competitors have significantly greater technical and financial resources. Some of these competitors have currently marketed cardiac assist products as well as cardiac assist products and technologies under development.

There are three basic categories of VADs: pulsatile, axial flow and centrifugal. These devices are differentiated by the mechanical methodologies used to pump blood.

•

Pulsatile. All of the FDA approved devices in the United States are positive displacement or “pulsatile” devices. These larger sized devices were designed to mimic the pulsatile function of the native heart, utilizing chambers and valves and require exchanging air via large percutaneous conduits.

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

•

Centrifugal Pumps. Centrifugal pumps operate by rotating rapidly on a central axis, thereby forcing the blood away from the center of the pump into an external conduit. There are several companies developing centrifugal pumps, which are generally smaller in size than pulsatile pumps but somewhat larger than axial flow pumps. Proponents of centrifugal pumps claim an advantage over axial flow pumps due to the lack of mechanical bearings, which they claim will cause the axial flow pumps to wear out or clot more quickly. However, the durability and anti-clot properties of the magnetic bearings and required electrical controllers for centrifugal pumps have not been clinically demonstrated. We believe the long-term durability of the DeBakey VAD has been proven in third-party bench testing and through the thorough examination of each of the DeBakey VAD pumps that have been removed from patients during our clinical trial, none of which showed any indication of significant bearing wear.

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

Currently Marketed VADs

Principal competitors of the DeBakey VAD that have currently marketed fully implantable VADs in the United States include Thoratec Corporation (HeartMate XVE) and World Heart (Novacor). The HeartMate XVE device has received FDA approval for bridge-to-transplant and as destination therapy (Novacor has only been approved for bridge-to-transplant in the United States). Both of these FDA approved-VADs are larger pulsatile devices. Competitors with devices that have been approved in Europe include Thoratec (HeartMate XVE and HeartMate II), World Heart (Novacor), Berlin Heart (InCor, an axial flow device), Jarvik Heart (Jarvik 2000, an axial flow device), Ventracor (VentrAssist, a centrifugal device) and Arrow International (Coraide, a centrifugal device).

In addition to other currently marketed VADs, we expect to face competition from the technology and devices under development, including products being developed by Thoratec and World Heart. Additionally, we are aware of implantable ventricular assist devices being developed by Terumo Corporation and Heartware.

There are other therapies attempting to address the congestive heart failure market, including “cuff” and “pin” technologies that attempt to contain and prevent dilation of the ventricle, and surgical procedures, such as ventricular reduction, which attempt to remodel the ventricle by removing a portion of the dilated ventricle.

Reimbursement

In the United States, healthcare expenditures are primarily financed by private health insurance and by Medicare. Medicare and many private insurance companies presently cover the cost of VADs used for the bridge-to-transplant and destination therapy indications.

Medicare is a national health insurance coverage available for persons 65 years of age and older. CMS is charged with the responsibility of administering Medicare, including making coverage decisions. CMS has now issued national coverage guidelines for coverage of VADs for both the bridge-to-transplant and the destination therapy indications. Destination therapy reimbursement was approved in October 2003, at which time CMS also increased the base level of reimbursement from approximately $55,000 to approximately $70,000. CMS has approved higher reimbursement levels for fiscal year 2005 under DRG 103 (heart transplantation), which raised the base level of reimbursement to approximately $96,000 (the average total reimbursement at this new level is approximately $135,000). CMS has confirmed that the DeBakey VAD is eligible for Medicare reimbursement at the increased reimbursement level.

In Europe (as in the United States) healthcare expenditures are primarily financed by public institutions (similar to the Medicare and Medicaid systems in the United States) and private insurance. Most of the hospitals where we will be focusing our efforts are major public hospitals and teaching institutions. The majority of these hospitals operate on a global budget that is established annually. In most cases, the hospitals are allowed to purchase any medical device that has the CE Mark.

Government Regulation

U.S. Regulations

The research and development, manufacturing, marketing and distribution of the DeBakey VAD and related accessories in the United States are subject to regulation by numerous authorities, including the FDA and corresponding state agencies. We must comply with the Federal Food, Drug, and Cosmetic Act (the “FDA Act”) and the regulations promulgated under the FDA Act administered by the FDA. The DeBakey VAD is a Class III medical device and requires a PMA from the FDA prior to our marketing or commercial sale in the United States. Securing FDA clearances and approvals will require submission of clinical data and supporting information to the FDA.

Before we commenced clinical trials to support the PMA, we had to present sufficient safety and performance data from preclinical studies to support an IDE allowing clinical trials to begin. We had to design and perform laboratory and animal tests that are sufficient to support the safety and performance of the DeBakey VAD, as determined by the FDA.

We also must comply with other regulations administered by the FDA including the Quality Systems Regulation, Investigational Device Regulation, Good Clinical Practices and Good Laboratory Practice regulations. These regulations require that we follow certain prescribed testing, quality control, storage and documentation procedures. The FDA monitors compliance with applicable regulatory requirements through periodic site inspections. We passed an FDA biomonitoring audit with no nonconformities for our U.S. feasibility trial.

Foreign Regulations

We are marketing the DeBakey VAD in international markets. A number of risks are inherent in international transactions. Sales of products outside of the United States are subject to foreign regulatory requirements governing, among other things, product testing and licensing standards, manufacturing processes, pricing and reimbursement levels that may vary widely from country to country. Regulations governing requirements for approvals or clearances to market, the time required for regulatory review and sanctions imposed for violations also vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies; and other regulatory requirements may differ.

Prior to commercial sale of medical devices in the countries of the European Union, we were required to receive a CE Mark certification, an international symbol of quality and compliance with applicable European community medical device directives. In order to receive and continue CE Mark certification, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relates to safety and performance, and to undergo conformity assessment certification by a Notified Body in order to qualify for CE Mark approval. We passed a quality assessment audit of our manufacturing facility in September 1999 that was required in order to file for CE Mark approval and has maintained that certification each year thereafter as being in compliance with ISO 13485 and Council Directive 90/385/EEC (European Active Implantable Medical Device Directive) with no nonconformities. During our most recent Surveillance Audit by our Notified Body, October 2006, we were certified to be in compliance with ISO 13485:2003 and EC Directive 90/385/EEC Annex 2.3. On December 4, 2006, MicroMed received from its Notified Body, TUV, an approval extending the DeBakey VAD system’s CE Mark for an additional 5 years. The new European Union CE Mark is valid until April 27, 2011. The formal extension of the CE Mark approval by the TUV is based upon a complete and rigorous scientific review of the DeBakey VAD system and accessories from both a design/manufacturing/quality perspective as well as a comprehensive review of all of the commercially implanted patient experience gained since the original CE Mark certification on April 27, 2001 for its approved Indications For Use.

Employees

As of December 31, 2006, we employed 34 full-time employees and consultants, of which 11 worked in regulatory, clinical affairs and quality assurance, 10 in manufacturing, 4 in engineering and product development, 6 in marketing, sales and customer support and 3 in administration. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this report. The occurrence of any of these risks factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

Risks Related to Our Business

We, through our wholly-owned subsidiary, have incurred significant operating losses since inception in October 1995 and if we do not achieve profitability you may lose your entire investment.

We began selling the DeBakey VAD System in Europe and select international markets in April 2001 and have yet to demonstrate that we can generate sufficient sales to become profitable. We, through our wholly-owned subsidiary MicroMed Technology, have incurred significant net losses since inception in October 1995, including a net loss available to common stockholders of $8.2 million and $13.0 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $93.6 million. We expect to continue to incur operating losses at least through 2008. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.

Based upon funds available to us as of December 31, 2006, we believe that we have sufficient cash to fund operations for the next 12 months. If revenues fail to grow at a pace rapid enough to offset planned increases in our expenses or if we are unable to curb our losses and achieve profitability, the value of your investment may be lost.

Our success depends entirely on the DeBakey VAD.

We depend entirely on the DeBakey VAD and related accessories for our success. The DeBakey VAD will require regulatory approval before it can be marketed in the United States. We have not sold significant numbers of products in international markets or in the United States and we cannot assure you that our efforts will be successful or that the DeBakey VAD will be safe or effective, approved by regulatory authorities or successfully marketed. Because the DeBakey VAD is our primary product focus, our inability to obtain the necessary regulatory approvals or to market and commercialize the DeBakey VAD successfully would materially affect our ability to achieve significant revenue and would make it likely that we would not achieve profitability.

If the DeBakey VAD is not accepted by the medical community we will not achieve significant revenues and will not be profitable.

The commercial success of the DeBakey VAD depends on its acceptance by cardiologists and cardiac surgeons. Such acceptance will depend on clinical trial results and the conclusion by these physicians that the DeBakey VAD is safe, cost-effective and an acceptable method of treatment. We cannot assure you that the DeBakey VAD will provide benefits considered adequate by providers of cardiovascular treatments or that a sufficient number of providers will use the DeBakey VAD for it to achieve commercial success. Even if we establish the safety and effectiveness of the DeBakey VAD, physicians may elect not to use it for a number of reasons, including:

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

A limited number of cardiac surgeons and cardiologists influence medical device selection and purchase decisions for a large portion of our target cardiac patient population. We developed working relationships with cardiac surgeons and cardiologists at a number of leading medical centers in connection with the development of the DeBakey VAD. In addition, surgical teams at several leading foreign medical centers have performed clinical trials to support our applications for CE Mark regulatory approval. Some or all of these relationships may have been harmed by the departure of our former chief executive officer and our former executive vice president of sales and marketing in 2006. If we fail to improve existing relationships and arrangements or establish new relationships with these and other physicians and medical centers in support of the DeBakey VAD, we will not achieve significant revenues and will not be profitable. We have a limited number of cardiac surgeons implanting our device and the loss of one of those surgeons could have a significant impact on our revenues

The DeBakey VAD will likely have a long and variable sales and deployment cycle, which may cause our revenue and operating results to fluctuate significantly from quarter-to-quarter.

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

Future changes in cardiac assist could render the DeBakey VAD obsolete or uncompetitive.

The field of technology relating to cardiac assistance and therapy and the medical device industry has undergone rapid and significant technological development. We expect that the technology associated with cardiac assist devices will continue to develop rapidly, and our success will depend in large part on our ability to establish a competitive position with respect to this technology. Additionally, new surgical procedures and advances in stem cell research and medicine could develop that replace or reduce the importance of the function we are developing the DeBakey VAD to perform. Third parties may succeed in developing or marketing technologies and products that are more effective than the DeBakey VAD or that would render the DeBakey VAD obsolete or uncompetitive before we recover any or all of our research, development and commercialization expenses.

We may be unable to compete successfully with our competitors.

We face competition from companies that develop, manufacture and market cardiac assist and therapy products and technology. We also compete with universities and other research institutions in the development of cardiac assist and therapy technologies. Many of our competitors have greater technical and financial resources than us. Some of these competitors have currently available and marketed cardiac assist products of similar size and function to the DeBakey VAD, as well as cardiac assist products and technologies under development. For example, other companies are currently developing axial flow and centrifugal VADs that, if successfully commercialized, would compete with the DeBakey VAD.

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

In order to obtain regulatory approvals for commercial sale of the DeBakey VAD, we must demonstrate through clinical trials that the DeBakey VAD is safe and effectively performs as intended. We must demonstrate that the DeBakey VAD, which was designed to provide increased blood flow to patients who suffer from end-stage heart failure, can operate effectively and reliably within a patient for an extended period of time.

We commenced clinical trials for the DeBakey VAD in Europe in November 1998 (resulting in CE Mark approval) and in the United States in June 2000. During our clinical trials, patients have died or suffered other adverse medical effects, including adverse effects commonly associated with VAD use, such as infections, thrombus and bleeding. Adverse medical effects may continue to occur in on-going and future clinical trials. Patient deaths and other adverse effects, even if unrelated to the DeBakey VAD, could adversely affect our clinical trial results and thus our ability to secure required regulatory approval. The DeBakey VAD will require further trials in the United States before obtaining or applying for regulatory approval for marketing and may require further clinical trials in Europe for product enhancements.

Clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. Our bridge to transplant clinical trial endpoint is a 70% survival to transplant rate (without a surrogate endpoint of duration of support). The overall results of our bridge to transplant trial to date have resulted in lower than expected survival to transplant percentages. This may significantly increase the time required to obtain FDA approval for this BTT indication and the time when we would expect to generate revenues from commercial sales of the DeBakey VAD for this BTT indication. There is no assurance we will obtain the required regulatory approvals on a timely basis, if at all. If we are unable to obtain U.S. regulatory approval for the DeBakey VAD, we will likely not be able to develop a sustainable business.

We have terminated our destination therapy trial and have ceased enrolling patients until such time as we can redesign the structure of the trial to accommodate a shorter PMA pathway. We intend to develop a new clinical trial protocol for the destination therapy indication. However, there is no assurance that we will be able to convince the FDA to approve this protocol.

We also may encounter unexpected delays, expenses, technical problems or other difficulties related to development, manufacturing and marketing of the DeBakey VAD that could result in the abandonment or substantial change in the design, development and commercialization of the DeBakey VAD. Our failure or inability to address such problems adequately or timely would have a material adverse effect on our ability to commercially market our products. Although we have received CE Mark approval for the bridge-to-transplant, destination therapy and pediatric indications and have received U.S. regulatory approval to commercialize the DeBakey VAD for pediatric indications pursuant to a humanitarian device exemption, we cannot assure you as to when our U.S. clinical trials will be completed or that we will obtain required U.S. regulatory approvals or other non-U.S. regulatory approvals for the DeBakey VAD and any product enhancements when expected or at all.

We may not obtain or maintain regulatory clearances or approvals required for marketing and commercially selling the DeBakey VAD in the United States and such failure or delay in obtaining or maintaining such clearances or approvals could adversely affect our business, financial condition and results of operations.

The research and development, manufacturing, marketing and distribution of the DeBakey VAD system in the United States is subject to regulation by numerous authorities, including the FDA. We must comply with the FDA Act and the regulations promulgated under the FDA Act, administered by the FDA. Prior to marketing or commercial sale in the United States, we must obtain a PMA for the DeBakey VAD from the FDA. The process of obtaining this approval is lengthy, expensive and uncertain. Securing FDA clearances and approvals will require submission of clinical data and supporting information to the FDA. Product clearances and approvals can be withdrawn for failure to comply with regulatory requirements or on the occurrence of unforeseen problems following initial marketing. We also must comply with regulations administered by the FDA including the Quality Systems Requirements, Investigational Device Exemption, and Good Laboratory Practice regulations. These regulations require us to follow certain prescribed testing, quality, control, storage, and documentation procedures. The FDA monitors compliance with applicable regulatory requirements through periodic site inspections.

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

We intend to expand the marketing of the DeBakey VAD internationally. A number of risks are inherent in international transactions. Sales of products outside of the United States are subject to foreign regulatory requirements governing, among other things, product approval, product testing and licensing standards, manufacturing processes, pricing and reimbursement levels that may vary widely from country to country. Regulations governing requirements for approvals or clearance to market, the time required for regulatory review and sanctions imposed for violations also vary from country to country. The time required to obtain clearance from a foreign country may be longer or shorter than that required by the FDA or other such agencies; and other regulatory requirements may differ.

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

In Europe, we are also subject to the Active Implantable Medical Device Directive, which regulates quality medical device manufacturing. In addition, we must meet the technical standards established by the International Organization for Standardization. ISO 9000 is a series of international standards on quality management and assurance. ISO 13485 is the medical version of ISO 9001, which incorporates all quality elements, including design.

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

The medical device industry is characterized by a large number of patents and by frequent and substantial intellectual property litigation. A patent could be challenged in litigation and, if the outcome of such litigation were adverse to the patent holder, competitors might be free to use the subject matter covered by the patent, or the patent holder might license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to us or nonapproval of pending patent applications could create increased competition, with potentially material adverse effects on us and our business.

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

We may be subject to legal proceedings alleging claims of trademark infringement in the future. We have become aware that other parties are utilizing the “MicroMed” mark, or other marks that incorporate the letters “MicroMed,” and those parties may have rights to such mark that are superior to those of us. In this event, we may be required to stop using the name in particular markets or to obtain a license from these parties to use it in such markets. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Product liability claims in excess of our insurance coverage could adversely affect our business, financial condition and results of operations.

The research, development and commercialization of medical devices entail significant product liability risks. The use of the DeBakey VAD in clinical trials and our commercial sale may expose us to liability claims. These claims might be made directly by consumers, healthcare providers or persons selling the device. We believe that the product liability insurance maintain is adequate; however, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will be sufficient to protect us against potential claims or that insurance will be available in the future in amounts sufficient to protect us. A product liability claim, product recall or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could result in substantial costs to us, divert management attention from our operations and generate adverse publicity. This could harm our reputation; result in a decline in revenues and increase expenses.

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

In August 2006, Travis Baugh, our chief executive officer, president and chief financial officer resigned from our company. In November 2006, Betty Russell, our executive vice president of marketing and sales, resigned from our company. In September 2006, we appointed Clifford zur Nieden as the Acting Chief Executive Officer and Robert Benkowski as Chief Operating Officer. In September 2006, Erwin P. Bauer, M.D. and Paul Frison resigned from the Board of Directors. In November 2006, we appointed Juliet Markovich as our Chief Financial Officer. Also in November 2006, we appointed Matt Borenzweig to the Board of Directors. In March 2007, Todd Ficeto resigned from the Board of Directors. In the event that this management structure does not stabilize our company, other officers and employees may choose to leave the company and our revenues and stock price may decline as a result.

Our future capital needs are uncertain. We will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.

We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements through fiscal 2007. We may need to raise additional funds in order to satisfy our future liquidity requirements.

Any subsequent equity financing could result in dilution to your share holdings. We expect our cash requirements to increase as we attempt to expand our U.S. clinical trial efforts, attempt to expand our clinical, regulatory and technical support staff, attempt to develop our administrative support activities and attempt to expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We will need to fund these cash requirements from either one or a combination of additional financings, exercise of outstanding warrants, mergers or acquisitions, or via the sale or license of certain of our assets. Current market conditions present uncertainty as to our ability to secure additional funds, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash, if any, generated from operations, are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our product development program or clinical trials, obtain funds if available through strategic alliances that may require us to relinquish rights to certain of our technologies or discontinue our operations.

Our non-U.S. sales present special risks.

During the years ended December 31, 2006 and 2005, our export sales accounted for approximately 56% and 34%, respectively, of our total revenues. We anticipate that sales outside the United States will continue to account for a significant percentage of our product sales and we intend to continue to expand our presence in international markets. Non-U.S. sales are subject to a number of special risks. For example:

•	our U.S. clinical trials could prove unsuccessful or we could experience significant setbacks in obtaining PMA approval in the U.S., which could materially impact our non-U.S. sales;

•	products may be sold a lower price outside the United States;

•	competitors provide products for no charge during clinical trials;

•	sales agreements may be difficult to enforce;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	terrorist activity or the outbreak of a pandemic disease may interrupt distribution channels or adversely impact customers or employees; and

•	fluctuations in exchange rates may affect product demand and adversely affect the profitability, in U.S. dollars, of products sold in foreign markets where payments are made in local currencies.

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

Risks Related to Our Capital Structure

There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Although our common stock is listed on the OTC Bulletin Board, it is very thinly traded. A regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The National Association of Securities Dealers (“NASD”) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to past and future offerings;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts that follow our company, if any;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the medical device industry generally; and

•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

On October 31, 2006, our resale registration statement was declared effective by the Securities and Exchange Commission. The registration statement registered the securities issued in connection with the August 2005 Private Placement and the December 2005 Private Placement, covering the subsequent resale by investors of an aggregate of 12,304,099 shares of common stock and 5,835,220 shares that have been or may be acquired upon the exercise of warrants. We also registered the securities issued in connection with the June 2006 Private Placement covering an aggregate of 9,951,613 shares of common stock and 4,312,364 exercisable to purchase shares that have been or may be acquired upon the exercise of warrants. In addition, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, without prior written consent, until April 1, 2007. After April 1, 2007, the shares held by these shareholders may be sold. The former stockholders of MicroMed Technology, Inc. who received shares of our stock in the Merger and are not subject to the lock up agreement are eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), commencing one year after the Merger subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities and Exchange Act of 1934. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

The Absolute Return Europe Fund LTD and related entities beneficially own, in the aggregate, over 50% of our outstanding common stock, and these entities together with Charterhouse Equity Partners II, L.P., Oxford Bioscience Partners, SV Life Sciences, Essex Woodlands Health Ventures and Mitsui & Co. Venture Partners, and their respective affiliates, beneficially own, in the aggregate, over 90% of our outstanding voting stock. As a result, these stockholders possess significant influence, giving them the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the future.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices, product development and manufacturing operations are located in Houston, Texas, in a leased facility consisting of approximately 22,000 square feet. The lease for our offices expires on May 31, 2007. All of our facilities are in good repair.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the our security holders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is approved for quotation on the OTC Bulletin Board under the trading symbol “MMCV.” Our shares were listed on the OTC Bulletin Board under the symbol SXPI.OB through August 15, 2005, but no trading market for our common stock developed until August 24, 2005 upon the first trading day under our new trading symbol “MMCV.” The following table sets forth the high and low bid prices for our common stock on a post-split basis for the periods noted, as reported by the National Daily Quotation Service and the OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2005:
September 30, 2005	$5.00	$3.00
December 31, 2005	4.00	1.00
2006:
March 31, 2006	$4.00	$2.70
June 30, 2006	4.25	2.00
September 30, 2006	4.40	3.00
December 31, 2006	4.75	3.00

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of December 31, 2006, we had approximately 132 shareholders of record, not including persons who hold their shares through a nominee.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Forward Looking Statements

The forward-looking comments contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as the section entitled “Risk Factors” in Item 1 of Part I of this report.

Historical Background and Overview

We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of December 31, 2006 we had an accumulated deficit of approximately $93.6 million. We expect to continue to incur operating losses at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, hire a full-time chief executive officer and increase administrative activities to support our planned growth.

Our operations involve the manufacture and distribution of the DeBakey VAD. We have received regulatory approval to sell the DeBakey VAD in Europe and are involved in a clinical trial in the United States, for which we receive reimbursements for our products from hospitals involved in our clinical trials that are categorized as revenues. We sell our products through distributors internationally and have direct relationships with hospitals in our U.S. trials.

Business Strategy

Our mission is to be a leader in congestive heart failure therapy. Principal elements of our strategy to achieve this are as follows:

•

Continue commercialization of the DeBakey VAD in Europe and select other international markets. We received CE Mark approval for the bridge-to-transplant indication in April 2001 and are sell our products in Austria, Italy, Sweden, France and Turkey. We anticipate selling our products in Germany, Switzerland, and China in fiscal 2007. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD without an extensive sales and marketing organization through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets. The company has increased the sales force in Europe and is opening an office in Switzerland in the first quarter of fiscal 2007.

•

Leverage relationships to enhance clinical acceptance of the DeBakey VAD. We intend to leverage our relationships with European clinical trial investigators, Dr. DeBakey, Dr. Noon and our investigators in the U.S. clinical trials with cardiologists and cardiac surgeons in other major international heart centers to promote the use of the DeBakey VAD in high-volume transplant centers around the world. We intend to augment this effort with a highly focused direct sales and marketing team, including members of senior management.

•

Launch DeBakey VAD Child for immediate revenue opportunity. We received approval to begin marketing the DeBakey VAD Child device in the United States in March 2004 and in the E.U. in June 2004 and have begun market roll out for this limited market opportunity.

•

Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US Bridge to Transplant trial under the current protocol in April 2003. As of December 31, 2006, we have implanted 112 patients in the feasibility and pivotal phase of the bridge to transplant (“BTT”) study. The study design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate XVE device. We have periodically made certain modifications to the device that we believe may result in improved clinical results. We intend to complete this BTT clinical trial and may seek PMA approval with these results or we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD.

•

Initiate a new U.S. Multi-Center Phase III/Pivotal Destination Therapy Clinical Trial. Our previous destination therapy (“DT”) study was a randomized trial against a single control arm (HeartMate XVE) and included a total of 360 patients. As of November 2006, we had only enrolled 12 patients in this DT study and we terminated the study due to the low enrollment rate. We are in the process of developing a new DT study.

•	Expand clinical indications for the DeBakey VAD to include small adult patients. There is currently an unmet need for a VAD that can be implanted in small adults, such as small female patients with

BSA of less than 1.5 m2. Current FDA approved devices are only indicated for patients with a BSA greater than or equal to 1.5 m2.

•

Expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the bridge-to-transplant and destination therapy segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently marketed pulsatile VADs for broader clinical indications. We intend to use any clinical trial patients that have sufficiently recovered and have successfully had their VAD removed to expand the indications for the DeBakey VAD to include use as bridge-to-recovery.

Research and Development

Our research and development activities have been primarily focused on the development and pilot clinical trials of the DeBakey VAD. Since our inception in 1995 and through December 31, 2006 we have incurred research and development costs of approximately $76.7 million.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the United States. Product sales consist of sales of our DeBakey VAD products and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the United States (for our DeBakey VAD Child product only, which is approved for sale in the United States). Under FDA rules, we are not allowed to sell products in the United States until such time as we receive a PMA for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (upon shipment or implantation for certain instances in Europe), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.

Accounts Receivable. Accounts receivable represent amounts due from customers for goods shipped. We extend various terms to our customers, with payment terms from 30 to 180 days, depending on the customer and country, and we do not require collateral.

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 180 days old and make a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. We also review our allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would record a charge to operations.

Stock-Based Compensation. We adopted Financial Accounting Standards Board (“FASB”) Statement 123(R), “Share-Based Payment,” on January 1, 2006. Prior to adoption we disclosed such expenses on a pro forma basis in the notes to our financial statements. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 9 “Stock-Based Compensation” in our Notes to Consolidated Financial Statements contained in this report.)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

Results of Operations

Revenues

We had revenues of $3.0 million for the year ended December 31, 2006, as compared to revenues of $5.2 million for the year ended December 31, 2005, a decrease of $2.2 million or 41%. The decrease was due to $2.1 million lower clinical reimbursements in the United States and a $0.1 million decrease in international sales revenue. U.S. clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the suspension of enrollment of patients in our destination therapy trial. International sales decreased slightly because we did not make any significant changes in 2006 to our international sales effort.

Research and Development

Research and development expenses were $8.5 million for the year ended December 31, 2006 versus $10.0 million for the year ended December 31, 2005, a decrease of $1.5 million or 15%. Significant components of the change are as follows (dollars in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2005	$ Change	% Change
Production	$2.2	$3.2	$(1.0)	(31%)
Engineering and development	1.2	1.3	(0.1)	(8%)
Quality, clinical and regulatory	2.3	2.8	(0.5)	(18%)
Sales and marketing	2.8	2.7	0.1	4%

Total	$8.5	$10.0	$(1.5)	(15%)

•	Production expenses declined in connection with lower overall revenues.

•

Quality, clinical, and regulatory expenses decreased primarily due to termination of our third party Clinical Research Organization and a reduction of personnel involved in our clinical and regulatory departments in 2006 versus 2005.

•

Sales and marketing expenses increased slightly due to an increase in 2006 of non-cash stock compensation expense for sales and marketing personnel, offset by reduced selling and marketing expenses for travel, payroll, and distributor fees in 2006.

General and Administrative

General and administrative expenses were $3.0 million for the year ended December 31, 2006 versus $3.6 million for the year ended December 31, 2005, a decrease of $0.6 million or 17%. The decrease was primarily due to lower personnel costs of $0.5 million as a result of staff reductions, an increase of $0.2 million for bad debt expense, and a reduction of professional fees of $0.6 million in 2006 as compared to the prior year, which had significantly higher legal and professional expenses associated with the merger with Salmon Express in August 2005 and the attendant expenses associated with going public at the same time.

Net Loss

Net loss decreased to $8.2 million in 2006 versus $8.9 million for the same period in 2005, a decrease of $0.7 million or 8% decrease. Net loss available to common stockholders decreased to $8.2 million for the year ended December 31, 2006 from $13.0 million in the same period of 2005, primarily due to accrued preferred stock dividends and accretion of $4.1 million in fiscal 2005. There was no accretion charge required in fiscal 2006 as all shares of preferred stock had been converted to common stock.

Changes in Cash Flow

Net cash used by operating activities decreased to $5.4 million in the year ended December 31, 2006, compared to $8.8 million in the year ended December 31, 2005. The decrease in net cash used by operating activities was primarily attributable to fund the company’s net operating loss, net of $2.2 million in non-cash charges combined with $0.6 million of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses.

Net cash used by investing activities was $0.06 million in the year ended December 31, 2006, compared to $0.05 million in the year ended December 31, 2005. The slight increase was due to the purchase of additional equipment.

Net cash provided by financing activities was $12.4 million in the year ended December 31, 2006, compared to $11.0 million in the year ended December 31, 2005. The increase resulted from net proceeds of $13.7 million from the sale of 9.96 million shares of common stock and warrants to certain accredited investors, partially offset by net payments of $1.3 million on a long-term note and credit facility. The year ended December 31, 2005 included proceeds from a $3.5 million bridge loan with certain stockholders (net of repayments), and $8.8 million from two private placements of a total of 1.31 million shares of common stock and warrants to certain accredited investors. These financing inflows for the year ended December 31, 2005 were partially offset by net payments of $1.3 million on a long-term note and credit facility during the period.

Liquidity and Capital Resources

The August 2005 Private Placement

Immediately prior to the completion of the Merger, we completed a $4,991,683 private placement (the “August 2005 Private Placement”) of our common stock and warrants. Each investor in the August 2005 Private Placement purchased shares of our common stock at $1.33 per share and seven-year warrants to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33 (all investors introduced by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are exercisable by the investors and redeemable by us at any time. The value of the warrants was determined to be $2,118,066 using the Black-Scholes option pricing model and has been recorded in stockholders’ equity. As partial consideration for services rendered in connection with the August 2005 Private Placement, the placement agent was issued 300,000 shares of our common stock.

Immediately prior to the completion of the Merger, MicroMed Technology had outstanding 17,013,145 shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock. Immediately after the closing of the Merger, we had 18,513,145 outstanding shares of common stock, options to purchase 555,822 shares of common stock and warrants to purchase 2,294,093 shares of common stock.

The December 2005 Private Placement

On December 1, 2005, we completed a $5,150,000 private placement (the “December 2005 Private Placement”) of our common stock and warrants. The investors in the December 2005 Private Placement purchased an aggregate 6,866,666 shares of our common stock at $0.75 per share. In addition, we issued 598,490 shares to stockholders who acquired shares in the August 2005 Private Placement under an antidilution adjustment that was triggered by the December 2005 Private Placement. As consideration for services rendered in connection with the December 2005 Private Placement, the placement agent was paid a placement agent fee of $525,000 and was issued nine-year warrants to purchase 3,583,333 shares of our common stock at a per share exercise price of $.75, exercisable at any time prior to their nine-year expiration date, which equated to 50% of the shares of our common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company (see “Warrants” below). Total proceeds, net of the placement agent fee and other offering costs, were $4,519,265.

Immediately after the completion of the December 2005 Private Placement, we had 26,076,517 outstanding shares of common stock, options to purchase 1,765,725 shares of common stock and warrants to purchase 5,967,431 shares of common stock.

The June 2006 Private Placement

On June 13, 2006, we completed a $15,425,000 private placement (the “June 2006 Private Placement”) of our common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares of our common stock and 3,317,204 warrants to purchase shares of our common stock were sold to investors in the June 2006 Private Placement. As a condition to the June 2006 Private Placement, certain of our shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of our common stock, until April 1, 2007. As consideration for services rendered in connection with the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including reimbursement of legal and other expenses. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of our common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of our common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs, were $13,724,000.

As of December 31, 2006, we had 39,915,402 outstanding shares of common stock, options to purchase 2,729,685 shares of common stock and warrants to purchase 4,968,165 shares of common stock. Our registration statement covering the securities sold in the June 2006 Private Placement and in the private placement that we completed in December 2005 was declared effective on October 31, 2006.

As of December 31, 2006, cash and cash equivalents were $9.8 million as compared to $2.9 million in cash and cash equivalents as of December 31, 2005. From our inception through December 31, 2006, we used approximately $68.4 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through borrowings under credit facilities.

As of December 31, 2006, our current assets totaled $13.5 million compared to $6.9 million in current assets as of December 31, 2005. Total current liabilities as of December 31, 2006 were $2.1 million, which gave us working capital of $11.4 million. Total current liabilities as of December 31, 2005 were $2.5 million, which gave us working capital of $4.4 million. We have funded operations through a combination of utilizing cash on hand and raising additional capital through the sale of MicroMed securities to certain accredited investors. We anticipate spending less than $0.2 million on capital expenditures during 2007.

We expect our cash requirements to increase as we expand our U.S. clinical trial efforts, expand our technical support staff, develop our administrative support activities and increase our international marketing efforts. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements at least through the next 12 months assuming projected revenues are met. We will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.

Contractual Obligations

The following table sets forth our contractual obligations to be settled in cash as of December 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	$182,389	$182,389	$—	$—	$—
Debt Obligations (Current)	420,956	420,956	—	—	—
Operating Lease Obligations	95,050	95,050	—	—	—
Purchase Obligations & Commitments	423,000	423,000	—	—	—

Total	$1,121,395	$1,121,395	$—	$—	$—

Our contractual obligations consist of notes payable and current debt and interest as set forth in Note 7 to our financial statements, certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 12 to our financial statements). Purchase obligations include non-cancelable commitments of $423,000 for purchase orders as of December 31, 2006. We had no long-term debt as of December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

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

On December 21, 2006, we dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s Independent Registered Public Accounting Firm, effective immediately. The decision was approved by the Company’s Board of Directors. Ernst & Young’s reports on the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle but were modified as to a going concern uncertainty. During the Company’s fiscal years ended December 31, 2005 and 2004 and as of December 21, 2006: (i) there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in its reports on the financial statements for such years; and (ii) there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 21, 2006 the Board of Directors voted to engage Singer, Lewak, Greenbaum & Goldstein LLP to audit the Company’s financial statements for the year ended December 31, 2006. The Company did not consult with Singer, Lewak, Greenbaum & Goldstein LLP during its fiscal years ended December 31, 2005 or 2004 or through December 21, 2006 regarding the application of accounting principles to specific transactions, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company as well as any matters described in Items 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

(as of March 14, 2007)

Name	Age	Title
Clifford zur Nieden	39	Interim Chief Executive Officer and Director
Juliet Markovich	47	Senior Vice President and Chief Financial Officer
Robert J. Benkowski	42	Chief Operating Officer
Alan D. Totah	62	Senior Vice President, Regulatory Affairs and Quality Systems

CLIFFORD ZUR NIEDEN was named Interim Chief Executive Officer in September 2006. Mr. zur Nieden has been a director of the Company since July 2006. Mr. zur Nieden is a managing partner of Ceres Capital Inc. He is a board member of Dunstone Financial (USA), a provider of professional debt collection solutions established in 1999, and is a co-founder and has been a board member of Inaxio, an information technology services company in Switzerland and Romania, since 2004. Mr. zur Nieden was the logistics director of Carlsberg Switzerland, responsible for its restructuring and reorganization, from 2002 to 2003. He also worked as CEO for CoCap Offerings Inc., a private equity trading platform that was merged with a security broker in Switzerland, from 2000 to 2001. Before that, he spent five years with Siemens AG in Germany and the United States to setup the GSM mobile network for the U.S. markets and with Nestlé in Singapore as an engineer. Mr. zur Nieden holds a Master of Science in engineering from ETH Zurich (Swiss Federal Institute of Technology).

JULIET MARKOVICH joined MicroMed in November 2006 as Senior Vice President and Chief Financial Officer. Prior to joining MicroMed, Ms. Markovich served as Controller and Principal Accounting Officer for Eagle Broadband, Inc. from July 2005 until November 2006. From 2003 to 2005, Ms. Markovich was a consultant with Atropos, Inc., a finance and operations service corporation providing solutions to small-cap private and publicly traded companies. Prior to joining Atropos, Ms. Markovich was the Assistant Controller for Physicians Resource Group, Inc., a physician practice management company that was headquartered in Texas, from 1998 to 2003.

ROBERT J. BENKOWSKI was named the Chief Operating Officer in September 2006. Mr. Benkowski joined MicroMed Technology in August 1996 as its Director of Engineering and became its Vice President of Engineering in April 2000. In December 2005, Mr. Benkowski became Senior Vice President of Engineering and Operations. Mr. Benkowski’s background is in aerospace with an expertise in Computer Aided Design, Manufacturing and Engineering (CAD/CAM/CAE). He worked on the engineering of the B-1, C-17 and the CAD integration of the International Space Station. He began working on the DeBakey VAD project in 1990, first while working at NASA’s Johnson Space Center, then at Baylor College of Medicine as a member of Dr. DeBakey’s team. He is a co-inventor of the original NASA technology, our continuation-in-part patent, a pulsatile loop patent, a VAD controller patent, four suction detection and physiologic algorithm patent applications and a neonatal blood pump developed for another company. He has received numerous awards for his work in this area, including induction to the United States Space Foundation’s “Space Technology Hall of Fame,” the Sezai Innovative Research Award, Olsen-Medforte Clinical Award, and the NASA Commercial Invention of the Year award.

ALAN D. TOTAH joined MicroMed in June 2006 as Senior Vice President of Regulatory Affairs and Quality Systems. Prior to joining MicroMed, Mr. Totah served as Vice President of Regulatory Affairs and

Quality for Cyberonics, Inc. of Houston, Texas for 5 years from 2001 to June 2006. Cyberonics, Inc. is a implantable medical device designer and manufacturer of the VNS Therapy System pulse generator and approved for use in the treatment of Epilepsy and Treatment Resistant Depression. From 1999 to 2001, Mr. Totah was Senior Regulatory Affairs Manager in the Cardiac Rhythm Management Division of Medtronic, Inc. responsible for Regulatory Affairs activities associated with implantable pulse generators and defibrillators designed and approved to treat Congestive Heart Failure. From 1981 to 1999, Mr. Totah advanced to the position of Director of Domestic Regulatory Affairs of Intermedics, Inc., later known as Sulzer Intermedics, Inc. a designer and manufacturer of implantable pulse generators and defibrillators indicated for cardiac rhythm treatment.

The information called for by Item 9, to the extent not set forth in “Executive Officers of the Registrant” above, is or will be set forth in the definitive proxy statement relating to MicroMed’s 2007 annual meeting of shareholders pursuant to SEC Regulation 14A (the “Proxy Statement”). The Proxy Statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 9 are incorporated herein by reference pursuant to Instruction E to Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2005).

2.2	First Amendment to Agreement and Plan of Merger dated May 16, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

2.3	Second Amendment to Agreement and Plan of Merger dated July 29, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2005).

2.4	Third Amendment to Agreement and Plan of Merger dated August 9, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1(c) to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

EXHIBIT NUMBER	DESCRIPTION
2.5	Share Cancellation Agreement dated January 31, 2005, by and among Stone & Graves, MicroMed Technology, Inc., and Pete Smith, Sr. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form SB-2 Post Effective Amendment No. 2 filed with the SEC on July 1, 2005).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

3.2	By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K filed with the SEC on August 24, 2005).

4.1	Form of Stock Purchase Warrant dated August 9, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.2	Registration Rights Agreement dated August 9, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.3	Form of Stock Purchase Warrant dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

4.4	Registration Rights Agreement dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.1	Securities Purchase Agreement dated August 9, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

10.2	Securities Purchase Agreement dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.3	MicroMed 1997 Stock Option Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.4	MicroMed 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Form SB-2 Post- Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.5	Separation Agreement entered into by and between the Company and Travis E. Baugh dated July 28, 2006 (incorporated by reference to the Registrant’s current report on Form 8-K dated July 28, 2006).

10.6	Separation Agreement & General Release dated effective November 17, 2006 between the Company and Betty Silverstein Russell (incorporated by reference to the Registrant’s current report on Form 8-K dated November 14, 2006).

10.7	Employment Agreement between MicroMed and Juliet Markovich.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Singer, Lewak, Greenbaum & Goldstein LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on March 19, 2007.

MICROMED CARDIOVASCULAR, INC.

/s/ CLIFFORD ZUR NIEDEN
Clifford zur Nieden Interim Chief Executive Officer

/s/ JULIET MARKOVICH
Juliet Markovich Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CLIFFORD ZUR NIEDEN Clifford zur Nieden	Interim Chief Executive Officer and Director	March 19, 2007

/s/ JULIET MARKOVICH Juliet Markovich	Chief Financial Officer and Principal Accounting Officer	March 19, 2007

/s/ MATT BORENZWEIG Matt Borenzweig	Director	March 19, 2007

/s/ NORWICK B.H. GOODSPEED Norwick B.H. Goodspeed	Director	March 19, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
MICROMED CARDIOVASCULAR, INC. (a Development Stage Company)
Report of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to December 31, 2006 and for the years ended December 31, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the period October 6, 1995 (date of inception) to December 31, 2006 and for the years ended December 31, 2006 and 2005	F-6
Consolidated Statement of Cash Flows for the period October 6, 1995 (date of inception) to December 31, 2006, and the years ended December 31, 2006 and 2005	F-8
Notes to Consolidated Financial Statements	F-9

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

/s/ Ernst & Young LLP

March 15, 2006

Houston, Texas

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

MicroMed Cardiovascular, Inc.

Houston, Texas

We have audited the consolidated balance sheet of MicroMed Cardiovascular, Inc. (a Delaware corporation in development stage) and subsidiaries (collectively the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the year ended December 31, 2006 and for the period from inception (October 6, 1995) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from inception (October 6, 1995) through December 31, 2000 were audited by other auditors who have ceased operations, and whose report dated April 11, 2001 expressed an unqualified opinion on those statements. The consolidated financial statements for the period January 1, 2001 through December 31, 2005 were audited by other auditors whose report dated March 15, 2006 expressed an unqualified opinion with an emphasis paragraph regarding going concern. The financial statements for the period from inception (October 6, 1995) through December 31, 2005 include total revenues and net loss of $23,785,563 and $85,825,699, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit), and cash flows for the period from inception (October 6, 1995) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroMed Cardiovascular, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California

March 15, 2007

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,830,273	$2,871,071
Accounts receivable, net	531,204	882,090
Inventory	2,858,002	2,770,688
Prepaids and other assets	271,116	340,938

Total current assets	13,490,595	6,864,787
Property and equipment, net	384,925	541,986
Other assets	13,085	39,379

Total assets	$13,888,605	$7,446,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,245	$390,365
Accrued liabilities	1,068,727	497,774
Deferred revenue	175,500	117,000
Current portion of long-term debt	420,956	1,021,734
Note payable	182,389	461,429

Total current liabilities	2,066,817	2,488,302
Long-term debt	—	409,092

Total Liabilities	2,066,817	2,897,394

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 39,952,404 issued and 39,915,402 shares outstanding at December 31, 2006; 26,113,495 issued and 26,076,517 outstanding at December 31, 2005	39,916	26,077
Additional paid-in capital	105,377,592	90,359,633
Deferred compensation	—	(470,030)
Deficit accumulated during development stage	(93,595,720)	(85,366,922)

Total stockholders’ equity	11,821,788	4,548,758

Total liabilities and stockholders’ equity	$13,888,605	$7,446,152

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,		Period from Inception (October 6, 1995) Through December 31, 2006
	2006	2005
Revenues:
International product sales	$1,705,000	$1,777,660	$9,431,744
Clinical reimbursements	1,344,410	3,380,518	17,403,229

Total revenues	3,049,410	5,158,178	26,834,973
Expenses:
Research and development	8,476,790	10,012,884	76,688,640
General and administrative	3,004,274	3,635,821	22,571,855

Total operating expenses	11,481,064	13,648,705	99,260,495

Loss from operations	(8,431,654)	(8,490,527)	(72,425,522)
Interest income	352,951	44,070	$1,953,669
Interest expense	(169,588)	(499,400)	(1,274,921)
Other income	19,493	—	19,493

Net loss	$(8,228,798)	$(8,945,857)	$(71,727,281)
Convertible preferred stock dividends and accretion	—	(4,083,836)	(22,327,217)

Net loss available to common stockholders	$(8,228,798)	$(13,029,693)	$(94,054,498)

Basic and diluted net loss per share available to common stockholders	$(0.24)	$(0.78)

Weighted average common shares outstanding	34,455,178	16,700,040

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage
	Shares	Amount				Total
Issuance of common stock to founders for cash in October 1995 at $0.01 per share	5,011,665	$5,012	$44,988	$—	$—	$50,000
Services contributed by stockholders			129,000			129,000
Net loss					(173,041)	(173,041)

Balance, December 31, 1995	5,011,665	5,012	173,988		(173,041)	5,959
Services contributed by stockholders			171,050			171,050
Cash contributed by stockholders			55,999			55,999
Net loss					(1,069,007)	(1,069,007)

Balance, December 31, 1996	5,011,665	5,012	401,037		(1,242,048)	(835,999)
Deferred compensation			48,380	(48,380)		—
Amortization of deferred compensation				12,095		12,095
Net loss					(3,712,342)	(3,712,342)

Balance, December 31, 1997	5,011,665	5,012	449,417	(36,285)	(4,954,390)	(4,536,246)
Deferred compensation			29,020	(29,020)		—
Amortization of deferred compensation				59,263		59,263
Net loss					(7,076,108)	(7,076,108)

Balance, December 31, 1998	5,011,665	5,012	478,437	(6,042)	(12,030,498)	(11,553,091)
Issuance of warrants to purchase common stock			64,207			64,207
Amortization of deferred compensation				3,334		3,334
Dividends and accretion on redeemable stock			(70,070)			(70,070)
Net loss					(8,329,116)	(8,329,116)

Balance, December 31, 1999	5,011,665	5,012	472,574	(2,708)	(20,359,614)	(19,884,736)
Issuance of warrants to purchase common stock			85,859			85,859
Deferred compensation			243,216	(243,216)		—
Amortization of deferred compensation				23,000		23,000
Exercise of stock options	4,250	4	3,326			3,330
Dividends and accretion on redeemable stock			(804,975)		(2,433,138)	(3,238,113)
Net loss					(6,411,503)	(6,411,503)

Balance, December 31, 2000	5,015,915	5,016	—	(222,924)	(29,204,255)	(29,422,163)
Issuance of warrants to purchase common stock	11,250	11	2,364			2,375
Deferred compensation			9,110	(9,110)		—
Amortization of deferred compensation				45,768		45,768
Dividends and accretion on redeemable stock			(11,474)		(3,153,533)	(3,165,007)
Net loss					(6,276,699)	(6,276,699)

Balance, December 31, 2001	5,027,165	5,027	—	(186,266)	(38,634,487)	(38,815,726)
Deferred compensation			2,406	(2,406)		—
Amortization of deferred compensation				(15,416)		(15,416)
Exercise of stock options	58,875	59	11,716			11,775
Dividends and accretion on redeemable stock			(14,122)		(1,449,559)	(1,463,681)
Net loss					(6,410,084)	(6,410,084)

Balance, December 31, 2002	5,086,040	5,086	—	(204,088)	(46,494,130)	(46,693,132)
Amortization of deferred compensation				2,406		2,406
Exercise of stock options	7,000	7	1,393			1,400
Dividends and accretion on redeemable stock (Restated)			(1,393)		(5,288,725)	(5,290,118)
Net loss (Restated)					(6,155,130)	(6,155,130)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage
	Shares	Amount				Total
Balance, December 31, 2003 (Restated)	5,093,040	5,093	—	(201,682)	(57,937,985)	(58,134,574)
Reversal of deferred compensation				201,682	(201,682)	—
Issuance of warrant			53,350			53,350
Dividends and accretion on redeemable stock			(53,350)		(5,263,042)	(5,316,392)
Net loss					(8,939,596)	(8,939,596)

Balance, December 31, 2004	5,093,040	5,093	—	—	(72,342,305)	(72,337,212)
Dividends and accretion on redeemable stock to redemption value					(4,083,837)	(4,083,837)
Recapitalization	3,832,019	3,832	76,160,899			76,164,731
Conversion of bridge loans	9,112,516	9,113	4,490,887			4,500,000
Effect of reverse split on common stock on August 10, 2005	(5,077,506)	(5,077)			5,077	—
Issuance of shares to shell holders on August 10, 2005	1,500,000	1,500	(1,500)			—
Issuance of shares on August 10, 2005 at $0.001	300,000	300	(300)			—
Private placement at $1.33 on August 10, 2005, net of offering costs	3,753,145	3,753	4,459,182			4,462,935
Warrants issued in connection with private placement on			855,717			855,717
August 10, 2005			(855,717)			(855,717)
Options issued to employees below fair market value			649,759	(649,759)		—
Exercise of stock options	98,147	98	917			1,015
Stock options issued to non-employee			26,555			26,555
Amortization of deferred compensation				179,729		179,729
Warrant issued to service provider			60,836			60,836
Warrant issued in connection with October 31, 2005 loan			334,500			334,500
Warrant issued in connection with October 31, 2005 loan			(334,500)			(334,500)
Private placement at $.75 on December 2, 2005, net of offering costs	6,866,666	6,867	4,512,398			4,519,265
Stock issued in connection with anti-dilution related to private placement on December 2, 2005	598,490	598				598
Warrants issued in connection with private placement on December 2, 2005			7,003,999			7,003,999
Warrants issued in connection with private placement on December 2, 2005			(7,003,999)			(7,003,999)
Net loss					(8,945,857)	(8,945,857)

Balance, December 31, 2005	26,076,517	26,077	90,359,633	$(470,030)	$(85,366,922)	$4,548,758
Private placement at $1.55 on June 16, 2006, net of offering costs	9,951,613	9,952	13,770,048	—	—	13,780,000
Exercise of warrants	3,887,272	3,887	(3,887)	—	—	—
Deferred compensation	—	—	1,231,809	470,030	—	1,701,839
Non-employee warrants	—	—	79,939	—	—	79,939
PIPE registration statement offering costs	—	—	(59,950)	—	—	(59,950)
Warrants issued in connection with private placement on June 13, 2006	—	—	4,173,042	—	—	4,173,042
Warrants issued in connection with private placement on June 13, 2006	—	—	(4,173,042)	—	—	(4,173,042)
Net loss					(8,228,798)	(8,228,798)

Balance, December 31, 2006	39,915,402	$39,916	$105,377,592	$—	$(93,595,720)	$11,821,788

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,			Period from Inception (October 6, 1995) Through December 31, 2006
	2006		2005
Cash flows from operating activities:
Net loss		$(8,228,798)	$(8,945,857)	$(71,727,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		219,151	266,497	2,812,687
Conversion of accrued interest on Series C and Series D Preferred Stock		—	—	346,866
Services contributed by stockholders		—	—	300,050
Issuance of warrants/options to non-employees		—	87,391	140,741
Employee based stock compensation		1,701,838	—	1,701,838
Amortization of deferred compensation		—	179,729	310,179
Amortization of warrants		76,051	32,698	108,749
Loss on disposal of fixed assets		(3,587)	(4,797)	(6,586)
Bad debt expense		186,685	—	186,685
Changes in assets and liabilities:
Accounts receivable		164,202	734,193	(717,888)
Inventory		(87,314)	280,450	(3,036,727)
Prepaids and other assets		96,116	(151,040)	(376,912)
Accounts payable, deferred revenue and accrued liabilities		458,335	(1,279,173)	1,506,617

Net cash used in operating activities		(5,417,321)	(8,799,909)	(68,450,982)
Cash flows from investing activities:
Purchase of property and equipment		(58,506)	(52,763)	(2,952,292)

Net cash used in investing activities		(58,506)	(52,763)	(2,952,292)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders		—	3,500,001	16,458,987
Repayments of bridge loans from stockholders		—	—	(2,015,986)
Proceeds from issuance of notes payable		922,677	4,290,334	9,428,426
Repayments of notes payable		(2,211,587)	(5,587,567)	(8,718,224)
Proceeds from issuance of warrants and preferred stock, net of offering cost		—	—	43,398,728
Proceeds from issuance of common stock and cash contributed by stockholders		13,723,939	8,832,798	22,680,601
Proceeds from exercise of stock options and issuance of common stock and cash contributed by stockholders			1,015	1,015

Net cash provided by financing activities		12,435,029	11,036,581	81,233,547
Change in cash and cash equivalents		6,959,202	2,183,909	9,830,273
Beginning cash and cash equivalents		2,871,071	687,162	—

Ending cash and cash equivalents		$9,830,273	$2,871,071	$9,830,273

Supplemental Disclosure of Cash Flow Information
Cash paid for interest		$151,731	$252,337	$570,822

Supplemental Disclosure of Noncash Financing Activity:
Conversion of notes payable to Series C Preferred Stock		$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock		$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$		$4,083,838	$22,627,219

Conversion of bridge loans from stockholders to common stock	$		$4,500,001	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$		$76,164,733	$76,164,733

Issuance of options below fair market value	$		$698,540	$698,540

Issuance of warrants in connection with financing		$4,173,042	$7,338,499	$11,511,541

Issuance of common stock into escrow	$		$1,500	$1,500

Cancellation of shares in connection with recapitalization	$		$5,077	$5,077

Withholding of stock upon option exercises	$		$49,181	$49,181

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$		$178,725	$178,725

Exercise of Warrants		$3,887		$3,887

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Principles of Consolidation

MicroMed Cardiovascular, Inc. (the “Company”) is a development stage company which has devoted most of its efforts to research and product development of medical products. MicroMed Cardiovascular, Inc. operates through its wholly owned subsidiary, MicroMed Technology, Inc. (“MicroMed Technology”). MicroMed Technology was incorporated in the State of Texas on October 6, 1995, and was subsequently reincorporated on June 12, 1996, in the state of Delaware. Material intercompany accounts and transactions have been eliminated.

The Company’s primary product is the DeBakey Ventricular Assist Device (the “DeBakey VAD”), a miniaturized heart pump. The DeBakey VAD was designed by a team of engineers and scientists with the National Aeronatuics and Space Administration (“NASA”), Baylor College of Medicine (“Baylor”), and the Company led by the famed heart surgeons Dr. Michael E. DeBakey and Dr. George P. Noon. The Company received an exclusive license from NASA in June 1996 for the primary technology for the DeBakey VAD.

Reverse Merger

On January 31, 2005, Salmon Express, Inc., a Nevada corporation (“Salmon”), along with Salmon Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Salmon (“Merger Sub”), and certain stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., a privately held Delaware corporation (“MicroMed Technology”), pursuant to which Salmon would be acquired by MicroMed Technology in a merger transaction wherein Merger Sub would merge with and into MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Reverse Merger closed and MicroMed Technology became a wholly-owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.

MicroMed Technology was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of MicroMed Technology prior to the Merger, and of the combined entities following the Merger, and do not include the historical financial results of Salmon prior to the consummation of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survived the reorganization. Upon the closing of the reorganization, we changed our fiscal year end to December 31, beginning with the quarter ended September 30, 2005. All costs associated with the Merger were expensed as incurred.

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

Allowance Method Used to Record Bad Debts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company reviews its accounts receivable balances by customer for accounts greater than 180 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowance for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable. For the period ended December 31, 2006, the Company established an allowance for bad debt of $186,685.

Inventory

Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt approximate their fair values due to the short-term or variable-rate nature of these instruments.

Property and Equipment

Property and equipment consists of furniture and office equipment, laboratory and production equipment, and leasehold improvements. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over a three-to-five-year estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs that do not significantly improve or extend the life of assets are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

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

Revenue Recognition

Revenue is recognized from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales of our DeBakey VAD® ventricular assist devices and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the United States (for the Company’s DeBakey VAD® Child product only, which is approved for sale in the United States). Clinical reimbursements consist of billings for products shipped to hospitals participating in the Company’s clinical trials. Product sales and clinical trial reimbursements are recognized when evidence of an arrangement exists, title has passed (upon shipment or implantation for certain instances in Europe), the selling price is fixed and determinable, and collectibility is reasonably assured in according with SAB 104 “Revenue Recognition”. The Company has no post-delivery obligations or product sales containing multiple elements. Shipping and handling costs are included in research and development expense and totaled $37,051 and $35,686, respectively for the years ended December 31, 2006 and 2005. Shipping and handling costs recovered from customers and recorded in revenue were approximately $16,426 and $25,594, respectively, for the years ended December 31, 2006 and 2005.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research and testing on behalf of the Company.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and elected to provide the pro-forma disclosure requirements of Statement of Financial Accounting Standards No. 123r, “Share-Based Payment”, (“SFAS 123r”).

Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value, if any, at the time of grant over the requisite service periods using the straight-line method.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123r to stock-based awards for the year ended December 31, 2005:

Year ended December 31, 2005
Net loss available to common stockholders	$(13,029,693)
Add: total compensation expense for options determined under the intrinsic value based methods for all awards	179,729
Deduct: total compensation expense for options determined under fair value based methods for all awards	(187,279)

Pro forma net loss available to common stockholders	$(13,037,243)

Basic and diluted net loss per share available to common stockholders	$(0.78)

Pro forma basic and diluted net loss per share available to common stockholders	$(0.78)

On January 1, 2006, the Company adopted SFAS 123r which requires the measurement and recognition of compensation expense for all share based payment awards based on estimated fair values.

The Company adopted SFAS 123r using the prospective transition method, under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123r in the same manner as they would have been accounted for prior to adoption. That is, it would continue to apply APB No. 25 in the future periods to equity awards outstanding at the date it adopted SFAS 123r.

The fair value of employee stock options granted was determined using the Black-Scholes method based on the following weighted-average assumptions:

	Year ended December 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	3.5%
Expected life (years)	7	7
Volatility	40%	60%

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if based upon the available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized.

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

The following table presents the calculation of basic and diluted net loss per share:

	Year ended December 31,
	2006	2005
Net loss available to common shareholders	$(8,228,798)	$(13,029,693)

Weighted average common shares outstanding	34,455,178	16,700,040

Basic and diluted net loss per share available to common shareholders	$(0.24)	$(0.78)

The following historical outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders.

	Year ended December 31,
	2006	2005
Options to purchase common stock	2,729,685	1,644,470
Warrants to purchase common stock	4,968,165	5,967,431

Total	7,697,850	7,611,901

Warrants

The company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the Black-Scholes model. The value of warrants outstanding at the end of each fiscal quarter is marked to market based on a valuation using the Black-Scholes model.

Segment Information

The Company operates in one business segment, which primarily focuses on the development, manufacture, and sale of heart assist devices. All of the Company’s revenues have been derived from this business segment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

Reclassification

Prior year balances related to accrued liabilities have been reclassified in the 2005 consolidated financial statements to conform with the current year presentation.

3. Concentration of Credit Risk

Accounts receivable represent amounts due from customers for goods shipped. The Company extends various terms to customers, with payment terms from 30-180 days, depending on the customer and country, and does not require collateral. The Company periodically assesses the collectibility of our receivables and establishes reserves, as necessary, based on various considerations including customer credit history, payment patterns and aging of accounts. The Company recorded a charge to bad debt expense of $186,865 to establish an allowance for receivables that were deemed unlikely to be collected as of December 31, 2006. No such similar charge was recorded for the year ended December 31, 2005.

The Company’s commercial customers are based in Europe and in the U.S. (for the DeBakey VAD Child) and the Company receives reimbursements from hospitals in the United States from its clinical trials.

The Company had two customers that made up 51% and 17% of total revenues during fiscal 2006 and one customer that made up 18% of total revenues during fiscal 2005. At December 31, 2006, two customers comprised 63% of the net accounts receivable.

The Company maintains cash and cash equivalents at several financial institutions. From time to time, the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (FDIC) insured amount.

4. Inventory

A summary of inventory at December 31, 2006 and 2005 is as follows:

	As of December 31,
	2006	2005
Raw materials	$125,662	$131,172
Work in progress	1,945,730	2,195,834
Finished goods	786,610	443,682

Total	$2,858,002	$2,770,688

5. Property and Equipment

A summary of property and equipment at December 31, 2006 and 2005 is as follows:

	As of December 31,
	2006	2005
Office furniture and equipment	$939,975	$938,056
Laboratory and production equipment	1,272,427	1,245,569
Leasehold improvements	704,234	691,366

	2,916,636	2,874,991
Less accumulated depreciation and amortization	(2,531,711)	(2,333,005)

	$384,925	$541,986

Amortization of leasehold improvements for the years ended December 31, 2006 and 2005 was $57,620 and $40,161 respectively.

6. Accrued Liabilities

Accrued liabilities at December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
Accrued pump replacement costs	$43,002	$56,962
Accrued payroll, vacation and bonus	238,707	178,500
Accrued severance	209,975	—
Other accrued expenses	577,043	379,312

Total	$1,068,727	$614,774

As of December 31, 2006, other accrued expenses includes an increase of $302,616 for unbilled expenses related to our clinical trial studies.

7. Debt

As of December 31, 2006, the Company had $420,956 of current notes payable for equipment loans. The notes had interest rates of 6.25% and 11.137%. These notes are classified as current liabilities as of December 31, 2006. These notes are collateralized by their related equipment and are due in February and May 2007, respectively. As of December 31, 2006, the note due in February 2007 has 2 remaining monthly payments of $94,975 and a final payment due of $226,502. As of December 31, 2006, the note due in April 2007 has remaining monthly payments of $3,020.

As of December 31, 2006, the Company had a note of $182,389 with an insurance company to finance insurance premiums. The note is classified as a current liability and has an interest rate of 8.53%.

Long-term debt

As of December 31, 2006, the Company had no long-term debt.

8. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

No dividends have been declared to date.

Immediately prior to the closing of the Merger, the Company completed a $4,991,683 private placement (the “August 2005 Private Placement”) of common stock and warrants. Each investor in the August 2005 Private Placement purchased shares of MicroMed common stock at $1.33 per share and seven-year warrants to purchase 60% of the common stock purchased by such investor in the August 2005 Private Placement at a per share exercise price of $1.33 (all investors introduced by the placement agent assigned their warrants to the placement agent, an aggregate of 1,804,511 warrants). The warrants are exercisable by the investors and redeemable by the Company at any time. The value of the warrants was determined to be $2,118,066 using the Black-Scholes option pricing model and has been recorded in stockholders’ equity. As partial consideration for services rendered further to the August 2005 Private Placement, the placement agent was issued 300,000 shares of common stock.

On December 1, 2005, the Company completed a $5,150,000 private placement (the “December 2005 Private Placement”) of common stock and warrants. The investors in the December 2005 Private Placement purchased an aggregate 6,866,666 shares of common stock at $0.75 per share. In addition, the Company issued 598,490 shares to stockholders who acquired shares in the August 2005 Private Placement under an antidilution adjustment that was triggered by the December 2005 Private Placement. As consideration for services rendered in connection with leading the December 2005 Private Placement, the placement agent was paid a placement agent fee of $525,000 and was issued nine-year warrants to purchase 3,583,333 shares of MicroMed common stock at a per share exercise price of $.75, exercisable at any time prior to their nine-year expiration date, which equated to 50% of the shares of our common stock purchased by investors in the December 2005 Private Placement. The warrants are not redeemable by the Company (see “Warrants” below). Total proceeds, net of the placement agent fee and other offering costs, were $4,519,265.

On June 13, 2006, the Company completed a $15,425,000 private placement (the “June 2006 Private Placement”) of MicroMed common stock and warrants to a total of four institutional investors. Each investor in the June 2006 Private Placement purchased shares of our common stock at $1.55 per share and received warrants to purchase 33% of the shares sold to such investor. The warrants have a term of three years and are exercisable at a per share price of $3.00. A total of 9,951,613 shares and 3,317,204 warrants exercisable to purchase shares were sold to investors in the June 2006 Private Placement. As a condition to the June 2006 Private Placement, certain of the Company’s shareholders holding a total of 14,006,201 shares of common stock agreed not to sell any shares of our common stock, or securities convertible into shares of MicroMed common stock until April 1, 2007. As consideration for services rendered in connection with leading the June 2006 Private Placement, the placement agent was paid a placement agent fee of $1,562,500, including reimbursement of legal and other expenses. The placement agent and related parties were also issued three-year warrants to purchase an aggregate of 995,161 shares of the MicroMed common stock at a per share exercise price of $1.55. The number of shares underlying the warrants equals 10% of the shares of the common stock purchased by investors in the June 2006 Private Placement. Total proceeds, net of the placement agent fee and other offering costs, were $13,780,000.

As of December 31, 2006, the Company had 39,915,402 outstanding shares of common stock (excluding shares held in an indemnification escrow), options to purchase 2,729,685 shares of common stock and warrants to purchase 4,968,165 shares of common stock. The Company’s resale registration statement covering the securities sold in the December 2005 Private Placement and the June 2006 Private Placement was declared effective on October 31, 2006.

Redeemable Convertible Preferred Stock

Upon completion of the Merger and recapitalization, all preferred stock, along with accrued dividends, was converted into common stock.

Warrants

The Company recorded $4,173,042 as the fair value for warrants issued in conjunction with the June 2006 Private Placement using the Black-Scholes pricing model. The warrants are exercisable anytime within three years of their issue date (June 13, 2006) and have been recorded in the statement of stockholder’s equity. On August 29, 2006, the placement agent and its affiliates exercised 1,804,511 warrants obtained in the August 2005 Private Placement under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 1,176,239 shares of common stock.

The Company recorded $7,003,999 as the fair value for warrants issued in conjunction with the December 2005 Private Placement using the Black-Scholes pricing model. The warrants were exercisable anytime within nine years of their issue date (December 1, 2005) and were recorded in the statement of stockholder’s equity. On January 30, 2006, the placement agent and its affiliates exercised 3,433,333 warrants obtained in the December 2005 Private Placement under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 2,711,033 shares of common stock.

The Company issued a warrant to purchase 150,000 shares of common stock to a related party investor for common stock at a strike price equal to 50% of the per share price of the December 2005 Private Placement, or $.375. The warrant can be exercised anytime within six years of the grant date (October 13, 2005). The fair value of the warrant is $334,500 calculated using the Black-Scholes pricing model and the warrant has been recorded in the statement of stockholders’ equity.

On September 15, 2005, the Company entered into an agreement with an investor relations firm, the terms of which included a warrant to purchase 90,000 shares of the Company’s common stock at a strike price of $3.50 per share, which was the fair market value of the Company’s common stock on the date of grant. The warrant vests equally over a 24 month period. The Company is recording the warrant at its fair value, as determined by the Black-Scholes pricing model, on a monthly basis as the services are performed in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value recorded in the statement of operations for the period ended December 31, 2005 was nominal.

The following summarizes warrant transactions:

Warrants	Warrants	Weighted- Average Exercise Price
Outstanding, December 31, 2005	5,967,431	$2.51
Granted	4,312,364	3.00
Cashless Exercise	(5,311,630)

Outstanding at end of year	4,968,165	2.76

Exercisable, December 31, 2006	4,968,165	2.76

The weighted-average remaining contractual life of warrants outstanding was 2.76 years at December 31, 2006. The exercise prices for the warrants outstanding at December 31, 2006 ranged from $0.38 to $3.50, and information relating to these warrants is as follows:

Range of Exercise Prices	Stock Warrants Outstanding	Stock Warrants Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Warrants Outstanding	Weighted-Average Exercise Price of Warrants Exercisable
$3.00	4,312,364	4,312,364	2.45 years	$3.00	$3.00
$0.77	1,921	1,921	.17 years	$0.77	$0.77
$1.35	39,630	39,630	.33 years	$1.35	$1.35
$1.33	447,375	447,375	5.63 years	$1.33	$1.33
$3.50	16,875	16,875	.67 years	$3.50	$3.50
$0.38	150,000	150,000	3.83 years	$0.38	$0.38

9. Stock-Based Compensation

Stock Option Plans

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

Prior to the closing of the Merger, the Board of Directors and stockholders adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan was assumed by the Company in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.

On June 13, 2006, the Board of Directors amended the 2005 Stock Incentive Plan to increase the maximum number of shares of common stock issuable pursuant to awards granted under the Plan to 6,729,147 shares of common stock, all of which may be available for incentive stock options. The amendment is subject to shareholder approval within 12 months of its adoption.

Incentive stock options may not be granted at less than the fair market value of our common stock at the date of grant. The options can be exercisable at various dates, as determined by the Board of Directors, or a committee designated by the Board of Directors (the “Committee”), and will expire no more than 10 years from the date of grant. Stock appreciation rights of a term of no more than 10 years and stock awards may be granted by the Board of Directors, or the Committee, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options, stock appreciation rights and stock awards may be granted to consultants and non-employee directors, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options granted under the 2005 Stock Incentive Plan are restricted as to transfer and may contain provisions relating to a change of control and various means of payment upon exercise. While grant documentation will govern the expiration and vesting of the various types of grants available under the 2005 Stock Incentive Plan, replacement options will expire on the earlier of the 10th anniversary of the grant date, and with respect to any exercisable portion of the grant, the expiration of 90 days following termination of employment for reasons other than death, disability or cause, the first anniversary of termination by reason of death or disability, the date of the termination of employment for cause and the date of termination for any reason. The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists

For the year ended December 31, 2006, the Company recorded $1,701,838 of stock-based compensation expense. Stock-based compensation for all non-vested options outstanding as of December 31, 2006, was $3.0 million, which will be recognized over a weighted-average period of 2.4 years. The Company amortizes stock-based compensation expense on a straight-line basis over the expected life of the vesting period. The cumulative effect of the change in accounting principle associated with the adoption of FAS 123(R) is reclassification of $470,030 in previously recognized deferred compensation to additional paid in capital.

On June 13, 2006, options to purchase 2,095,000 shares of common stock were granted to employees, non-employee directors, and non-employee consultants at the fair market value on the date of grant. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates from the date of grant. The options are being recorded at their fair value, based on the Black-Scholes option pricing model, and will be re-measured over the vesting period until such time as they are exercised or canceled. As of December 31, 2006, none of these options are exercisable as this is still subject to shareholder approval.

Options to purchase 1,344,500 shares of common stock were granted to employees, non-employee directors and a non-employee consultant on August 23, 2005 at the fair market value on the date of grant. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates from the date of grant. The grant to the non-employee was an option to purchase 24,000 shares and which is being recorded at fair value, based on the Black-Scholes option pricing model, until such time as all the shares subject to the option are exercised or canceled. For the year ended December 31, 2005, the Company recorded approximately $15,500 of non-cash compensation as a result of this grant.

On August 10, 2005, the Company granted 529,500 non-qualified stock options to employees and non-employee directors under the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) at $0.01 per share. The fair market value of the Company’s stock was $1.33 on the grant date. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates from the date of grant. Deferred compensation in the amount of approximately $650,000 was recorded at the date of grant. For the year ended December 31, 2005, approximately $180,000 has been recognized as compensation expense. The Company also granted a non-employee consultant an additional 11,000 shares at $0.01. The options are being recorded at their fair value, based on the Black-Scholes option pricing model, and will be re-measured over the vesting period until such time as they are exercised or canceled. For the year ended December 31, 2005, the Company recorded approximately $11,000 of non-cash compensation as a result of this grant. To cover employee and non-employee minimum statutory withholding taxes related to these grants, the Company withheld 36,978 shares of common stock purchased upon initial exercise on the grant date at the then fair market value.

The following table summarizes stock option activity:

		Weighted- Average
	Options Outstanding	Exercise Price	Fair Value
Balance, December 31, 2000	1,244,704	0.20	0.26
Granted during the year	18,500	0.20	0.20
Exercised during the year	(11,250)	0.20	0.20
Cancellations and forfeitures during the year	(3,750)	0.20	0.20

Balance, December 31, 2001	1,248,204	0.20	0.20
Granted during the year	4,988,662	0.20	0.20
Exercised during the year	(58,875)	0.20	0.20
Cancellations and forfeitures during the year	(48,125)	0.20	0.20

Balance, December 31, 2002	6,129,866	0.20	0.20
Granted during the year	183,000	0.20	0.20
Exercised during the year	(7,000)	0.20	0.20
Cancellations and forfeitures during the year	(454,500)	0.20	0.20

Balance, December 31, 2003	5,851,366	0.20	0.20
Granted during the year	183,000	0.20	0.20
Exercised during the year	(7,000)	0.20	0.20
Cancellations and forfeitures during the year	(454,500)	0.20	0.20

Balance, December 31, 2004	5,757,866	0.20	0.20
Granted during the year	1,885,000	0.95	0.84
Forfeited during the year	(135,125)	0.01	1.32
Cancellations and forfeitures during the year	(5,863,271)	0.22	0.21

Balance, December 31, 2005	1,644,470	0.31	0.81
Granted during the year	2,095,000	1.55	1.85
Forfeited during the year	(1,009,785)	0.89	0.96

Balance, December 31, 2006	2,729,685	1.43	1.55

	Options Outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Avg Remaining Contractual Life (in years)	Weighted Avg Exercise Price per Share	Number Exercisable	Weighted Avg Exercise Price per Share
.01 - 1.32	124,685	8.6	0.02	45,685	0.04
1.33 - 1.54	615,000	8.6	1.33	205,000	1.33
1.55	1,990,000	9.4	1.55	0	0.00

Total	2,729,685	9.3	1.43	250,685	1.09

As of December 31, 2006, there were 986,250 options available for grant under the Plan. At December 31, 2006 there was $2.6 million of unrecognized compensation cost related to 2.7 million nonvested stock options. The cost is expected to be recognized over the next 2.4 years.

Stock Options Granted to Non-Employees

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EIFT 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. For the years ended December 31, 2006, and 2005, the Company issued options to purchase 275,000 and 135,000, respectively, to non-employees. For the years ended December 31, 2006 and 2005, the Company recognized expense of $40,452 and $26,572, respectively, related to options granted to non-employees in 2006 and 2005.

10. Related-Party Transactions

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

11. License Agreements

The Company has an exclusive license agreement with NASA (the “License Agreement”) which may be terminated in the event of a material breach of the terms of the agreement or for failure to endeavor to convert the licensed subject matter to a commercial form. However, the Company believes its ongoing research and development efforts currently satisfy this obligation to endeavor to commercialize the licensed subject matter. The License Agreement and related agreements require the Company to pay royalties based on net sales of licensed products. Additionally, the Company has executed several additional licenses under which it has secured the rights provided under certain patents. Royalties and milestone payments, payable under the terms of these agreements, are expensed as incurred. During the years ended December 31, 2006 and 2005 the Company incurred royalties and milestone payments of $21,425 and $26,589, respectively.

12. Commitments and Contingencies

Commitments

The Company currently leases office and manufacturing space under noncancelable operating leases that expire in May 2007. Rental expense was approximately $230,869 and $240,530 for the years ended December 31, 2006 and 2005, respectively. The Company renewed its lease on the above referenced office and manufacturing space in 2002 for five years, only one of which the Company is committed to remain in the space and is noncancelable. As of December 31, 2006, the future minimum noncancelable payment related to this commitment is $95,050.

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

13. Income Taxes

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31
	2006	2005
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	35.5	36.6
Tax credit	(0.6)	(0.8)
Other	(0.9)	(1.8)

	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31
	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$18,575,066	$17,179,000
State net operating loss carryforwards	516,279	—
Research and development credits	1,355,109	1,355,109
State research and development credits	249,087	—
Capitalized research and development expense	4,303,366	3,862,400
Other deferred tax assets	888,425	334,699

Total deferred tax assets	25,887,332	22,731,208
Less: valuation allowance	(25,887,332)	(22,731,208)

Net deferred tax assets	$—	$—

At December 31, 2006 the Company had, for federal income tax purposes, net operating loss (“NOL”) carryforwards of approximately $54.6 million, capitalized research and development expense of $12.7 million, and research and development credits of approximately $1.4 million and, for state income tax purposes,

NOL carryforwards of $7.7 million, and research and development credits of approximately $0.3 million. Changes in ownership as defined by federal income tax regulations could limit the Company’s ability to utilize these NOLs and tax credits. Accordingly, the Company’s ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because U.S. tax laws limit the time during which NOLs may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs for federal income tax purposes. The carryforwards will begin to expire in 2011 if not otherwise used. A valuation allowance has been established to offset the Company’s deferred tax assets as the Company has had losses since inception.

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

15. Subsequent Events – Unaudited

At a board of directors meeting held on March 7, 2007, the Board of Directors approved a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

At the conclusion of the board meeting held on March 7, 2007, Mr. Todd Ficeto resigned from the Board of Directors.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2005).

2.2	First Amendment to Agreement and Plan of Merger dated May 16, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

2.3	Second Amendment to Agreement and Plan of Merger dated July 29, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 1, 2005).

2.4	Third Amendment to Agreement and Plan of Merger dated August 9, 2005 by and among Salmon Express, Inc., MicroMed Technology, Inc., Salmon Acquisition Corp. and Pete Smith, Sr. (incorporated by reference to Exhibit 2.1(c) to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

2.5	Share Cancellation Agreement dated January 31, 2005 by and among Stone & Graves, MicroMed Technology, Inc., and Pete Smith, Sr. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form SB-2 Post Effective Amendment No. 2 filed with the SEC on July 1, 2005).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

3.2	By-Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s current report on Form 8-K filed with the SEC on August 24, 2005).

4.1	Form of Stock Purchase Warrant dated August 9, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.2	Registration Rights Agreement dated August 9, 2005 (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

4.3	Form of Stock Purchase Warrant dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

4.4	Registration Rights Agreement dated November 29, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.1	Securities Purchase Agreement dated August 9, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 12, 2005).

10.2	Securities Purchase Agreement dated November 29, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 6, 2005).

10.3	MicroMed 1997 Stock Option Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.4	MicroMed 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Form SB-2 Post-Effective Amendment No. 2 filed with the SEC on July 1, 2005).

10.5	Separation Agreement entered into by and between the Company and Travis E. Baugh dated July 28, 2006 (incorporated by reference to the Registrant’s current report on Form 8-K dated July 28, 2006).

EXHIBIT NUMBER	DESCRIPTION
10.6	Separation Agreement & General Release dated effective November 17, 2006 between the Company and Betty Silverstein Russell (incorporated by reference to the Registrant’s current report on Form 8-K dated November 14, 2006)

10.7	Employment Agreement between MicroMed and Juliet Markovich.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Singer, Lewak, Greenbaum & Goldstein LLP.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.