Form 10QSB
period 2007-03-31
MICROMED CARDIOVASCULAR INC
filed 2007-05-15
CIK 1269515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(713) 838-9210

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

On April 20, 2007, there were outstanding 40,079,208 shares of the Registrant’s Common Stock, $.001 par value.

MICROMED CARDIOVASCULAR, INC.

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007	1
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to March 31, 2007, and the three months ended March 31, 2007 and 2006	2
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to March 31, 2007, and three months ended March 31, 2007 and 2006	3
Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Certifications pursuant to Section 13a-14

Certifications pursuant to U.S.C. Section 906

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$7,565,673	$9,830,273
Accounts receivable, net of allowance for doubtful accounts of $186,685 and $186,685, respectively	673,296	531,204
Inventory	2,759,286	2,858,002
Prepaids and other assets	171,311	271,116

Total current assets	11,169,566	13,490,595
Property and equipment, net	505,730	384,925
Other assets	13,084	13,085

Total assets	$11,688,380	$13,888,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,395	$219,245
Accrued liabilities	995,963	1,068,727
Deferred revenue	175,500	175,500
Current portion of long-term debt	35,567	420,956
Note payable	76,723	182,389

Total current liabilities	1,505,148	2,066,817
Long-term debt	105,929	—
Commitments and Contingencies	—	—

Total Liabilities	1,611,077	2,066,817

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 40,129,712 shares issued and 40,079,208 shares outstanding at March 31, 2007; 100,000,000 shares authorized, 39,952,404 shares issued and 39,915,402 shares outstanding at December 31, 2006	40,080	39,916
Additional paid-in capital	105,765,546	105,377,592
Accumulated other comprehensive income	2,363	—
Deficit accumulated during development stage	(95,730,686)	(93,595,720)

Total stockholders’ equity	10,077,303	11,821,788

Total liabilities and stockholders’ equity	$11,688,380	$13,888,605

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from Inception (October 6, 1995) Through March 31,
	2007	2006	2007
Revenues:
Clinical reimbursements	$12,183	$615,675	$17,415,412
International product sales	615,376	480,367	10,047,120

Total revenues	627,559	1,096,042	27,462,532

Expenses:
Research and development	2,106,117	1,475,364	78,794,757
General and administrative	766,920	593,955	23,338,775

Total operating expenses	2,873,037	2,069,319	102,133,532

Loss from operations	(2,245,478)	(973,277)	(74,671,000)
Interest and other income	116,592	32,601	2,070,261

Interest expense	(13,595)	(58,434)	(1,288,516)
Other income	7,516	—	27,009

Net loss	(2,134,965)	(999,110)	(73,862,246)
Convertible preferred stock dividends and accretion	—	—	(22,327,217)

Net loss available to common stockholders	$(2,134,965)	$(999,110)	$(96,189,463)

Basic and diluted net loss per share available to common stockholders	$(0.06)	$(0.04)

Weighted average common shares outstanding	34,455,178	26,522,166

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from Inception (October 6, 1995) Through March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,134,965)	$(999,110)	$(73,862,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,570	56,092	2,865,257
Conversion of accrued interest on Series C and Series D Preferred	—	—	346,866
Services contributed by stockholders	—	—	300,050
Issuance of warrants/options to non-employees	—	42,511	140,741
Employee stock based compensation	274,614	74,044	1,976,452
Amortization of deferred compensation	—	—	310,179
Amortization of warrants	11,200	—	119,949
Exercise of options	101,855	—	101,855
Effect of exchange rate changes on cash and cash equivalents	2,363	—	2,363
(Gain) loss on disposal of fixed assets	—	—	(6,586)
Bad debt expense	—	—	186,685
Changes in assets and liabilities:
Accounts receivable	(142,092)	(306,260)	(859,980)
Inventory	98,716	134,918	(2,938,011)
Prepaids and other assets	99,805	57,335	(277,107)
Accounts payable and accrued liabilities	(70,615)	(223,820)	1,436,002

Net cash used in operating activities	(1,706,550)	(1,164,290)	(70,157,532)

Cash flows from investing activities:
Purchase of property and equipment	(173,374)	(16,067)	(3,125,666)

Net cash used in investing activities	(173,374)	(16,067)	(3,125,666)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders	— —	—	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	35,567	175,183	9,463,993
Repayments of notes payable	(420,693)	(597,867)	(9,138,917)
Proceeds from issuance of warrants and preferred stock, net of offering costs	—	—	43,398,728
Proceeds from issuance of common stock and options and cash contributed by stockholders, net of offering costs	450	— —	22,682,066

Net cash (used in) provided by financing activities	(384,676)	(422,684)	80,848,871
Change in cash and cash equivalents	(2,264,600)	(1,603,041)	7,565,673
Beginning cash and cash equivalents	9,830,273	2,871,071	—

Ending cash and cash equivalents	$7,565,673	$1,268,030	$7,565,673

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries, MicroMed Technology, Inc. (“MicroMed Technology”) and MicroMed Cardiovascular Europe GmbH, a Swiss subsidiary established on March 29, 2007. Intercompany transactions and accounts are eliminated in consolidation. For further information regarding the basis of presentation, refer to the consolidated financial statements and footnotes thereto included in MicroMed’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants were not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

2. Reverse Merger

On January 31, 2005, Salmon Express, Inc., (“Salmon”), along with Salmon Acquisition Corp., wholly owned subsidiary of Salmon (“Merger Sub”), and certain stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., where Merger Sub would merge with MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.

MicroMed Technology was deemed to have been the acquirer in the reverse merger and the survivor of the reorganization. Accordingly, the financial statements presented reflect the historical results of MicroMed Technology prior to the Merger, and exclude the historical financial results of Salmon prior to the consummation of the Merger. Stockholders’ equity has been retroactively recast to reflect the number of shares received in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of Salmon survived the reorganization. Upon the closing of the reorganization, we changed our fiscal year end to December 31, beginning with the quarter ended September 30, 2005. All costs associated with the Merger were expensed as incurred.

3. Significant Accounting Policies

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Foreign Currency Translations

All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in “Other Income”.

Income Taxes

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. See Note 9 for further information regarding the effects of adopting FIN 48.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 commencing in the first quarter of 2008. The Company is currently assessing the potential impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 commencing in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4. Equity

Common Stock

As of March 31, 2007, we had 40,079,208 outstanding shares of common stock, options to purchase 1,878,844 shares of common stock and warrants to purchase 4,818,165 shares of common stock.

Warrants

On March 20, 2007, the placement agent and its affiliates exercised warrants to purchase 150,000 shares of common stock obtained in the August 2005 Private Placement in a cashless exercise transaction pursuant to the terms of the warrants, resulting in the issuance of 132,311 shares of common stock.

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

Options to purchase 140,000 shares of common stock were granted to employees on March 7, 2007 at the fair market value on the date of grant. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates of the date of grant. Of these options granted, 100,000 were granted to the CFO in accordance with her employment contract entered into on November 27, 2006.

On March 29, 2007, certain employees, a non-employee director, and a non-employee consultant exercised in cashless exercise transactions, vested options previously granted on August 10, 2005. To cover employee and non-employee minimum statutory withholding taxes related to this exercise of options, the Company withheld 13,526 shares of common stock at the then fair market value.

For the three months ended March 31, 2007 and 2006, we recorded $0.3 million and $0.07 million of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of March 31, 2007 was $2.3 million, which will be recognized over a weighted-average period of 2.9 years. Stock-based compensation for all non-vested options outstanding as of March 31, 2006, was $1.2 million, which was to be recognized over a weighted-average period of 2.33 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. Based on historical data, the Company calculated a 15.5% and 20.0% estimated forfeiture rate at March 31, 2007 and 2006, respectively. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The Company estimated the fair value of stock options granted during the three months ended March 31, 2007 and 2006 using the Black-Scholes option pricing model. The assumptions used under this model are as follows:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Expected dividend yield	0%	0%
Expected volatility	60-103%	60%
Weighted-average expected life (in years)	7	7

Risk-free interest rate	4.00-4.38%	4.08-4.38%

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,729,685	$1.43
Granted	140,000	3.05
Forfeited	(945,841)	1.49
Exercised	(45,000)	0.01

Outstanding, March 31, 2007	1,878,844	$1.56	9.6	3,145,676

Exerciseable, March 31, 2007	163,844	$1.31	8.4	214,699

As of March 31, 2007, there were 1,934,285 options available for grant under the Plan. Options exercisable as of March 31, 2007, were 163,844. As of March 31, 2007, the weighted average remaining contractual life for options was 9.6 years.

6. Inventory

Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. A summary of inventory is as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials ………………………………………….	$127,926	$125,662
Work in progress ……………………………………….	2,131,750	1,945,730
Finished goods …………………………………………	499,610	786,610

Total ………………………………………………..	$2,759,286	$2,858,002

7. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is summarized below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Period from Inception (October 6, 1995) Through March 31, 2007
Cash paid for interest	$10,800	$58,434	$581,622

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$—	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$—	$76,164,733

Issuance of options below fair market value	$—	$—	$698,540

Issuance of warrants in connection with financing	$—	$—	$11,511,541

Issuance of common stock into escrow	$—	$—	$1,500

Cancellation of shares in connection with Recapitalization	$—	$—	$5,077

Withholding of stock upon option exercises	$14	$—	$49,195

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$—	$178,725

Exercise of Warrants	$132	$2,711	$4,019

8. Comprehensive Income

Comprehensive income, net of taxes, is as follows:

	Three Months Ended March 31,2007	Three Months Ended March 31,2006	Period from Inception (October 6, 1995) Through March 31,2007
Net Loss:	$(2,134,965)	$(999,110)	$(73,862,246)
Other net comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0 as of March 31, 2007)	2,363	-	2,363

Total comprehensive income	$(2,132,602)	$(999,110)	$(73,859,883)

9. Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 did not result in adjustment to the liability for unrecognized tax benefits, nor did it have impact on the accumulated deficit as of January 1, 2007. As of January 1, 2007, the gross amount of unrecognized tax benefits was $25.9 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. For the three months ended March 31, 2007, the Company recognized an additional $1.9 million of unrecognized tax benefits relating to tax positions taken during the quarter.

At March 31, 2007, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $56.2 million and $11.2 million, respectively. The Company has capitalized research and development expense of $13.2 million at March 31, 2007. The Company also had federal and state research and development, or R&D, credit carryforwards of $1.4 million and $0.3 million, respectively at March 31, 2007. The tax credits will begin to expire in 2011, unless previously utilized. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards than can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in the future. Any limitation due to ownership change may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Texas has replaced the FTR taxes with a state margin tax effective January 1, 2007. The new Texas state margin tax will allow 10% per year of the NOL to be used through September 1, 2017. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdiction. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1995. Although the timing of any audits and their resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months

10. Subsequent Events

On April 11, 2007, the Company filed a Registration Statement on Form S-8 covering 2,316,506 shares of common stock for the MicroMed 1997 Stock Option Plan and the MicroMed 2005 Stock Incentive Plan.

On April 25, 2007, the Board of Directors appointed Mr. Robert Benkowski as Chief Executive Officer to replace Mr. Clifford zur Neiden, who had been serving as Interim CEO since September 2006. See Part II Item 5. Other Information.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report, and in our Annual Report on Form 10-KSB for the year ended December 31, 2006. With respect to this discussion, the terms “MicroMed,” “Company”, “we,” “us,” and “our” refer to MicroMed Cardiovascular, Inc. and our wholly-owned subsidiaries.

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

Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section in Item 1 of Part 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Reverse Merger

On January 31, 2005, Salmon Express, Inc., (“Salmon”), along with Salmon Acquisition Corp., a wholly owned subsidiary of Salmon (“Merger Sub”) and certain existing stockholders of Salmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MicroMed Technology, Inc., (“MicroMed Technology”), where Merger Sub would merge with MicroMed Technology, with MicroMed Technology being the surviving corporation (the “Merger”). On August 10, 2005, the Merger closed and MicroMed Technology became a wholly owned subsidiary of Salmon. Salmon changed its name to MicroMed Cardiovascular, Inc. and reincorporated in the State of Delaware.

Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board under the symbol “MMCV.”

Business Overview

We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of March 31, 2007, we had an accumulated deficit of approximately $96 million. We expect to continue to incur operating losses for at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.

Our operations involve the manufacture and distribution of the DeBakey VAD. We have received regulatory approval to sell the DeBakey VAD in Europe and are involved in a clinical trial in the U.S., for which we receive reimbursements for our products from hospitals involved in our clinical trial that are categorized as revenues. We sell our products through distributors internationally and have direct relationships with hospitals in our U.S. trial.

Business Strategy

Our mission is to lead in the innovation of heart failure therapies to improve patient quality of life. Principal elements of our strategy to achieve this are as follows:

•

Continue commercialization of the DeBakey VAD in Europe and select other international markets. We received CE Mark approval for the bridge-to-transplant indication in April 2001 and we sell our products in Austria, Italy, Sweden, France and Turkey. We anticipate selling our products in Germany, Switzerland, England, Spain, Russia and Belgium in fiscal 2007. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD without an extensive sales and marketing organization through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets. The company has increased the sales force in Europe and opened an office in Switzerland in March 2007.

•

Leverage relationships to enhance clinical acceptance of the DeBakey VAD. We intend to leverage our relationships with European clinical trial investigators, Dr. DeBakey, Dr. Noon and our investigators in the U.S. clinical trials and with cardiologists and cardiac surgeons in other major international heart centers to promote the use of the DeBakey VAD in high-volume transplant centers around the world. We intend to augment this effort with a highly focused direct sales and marketing team, including members of senior management.

•

Launch DeBakey VAD Child for immediate revenue opportunity. We received FDA HDE approval to begin marketing the DeBakey VAD Child device in the United States and CE Mark approval to market the device in the E.U. and have begun market roll out for this limited market opportunity. To date, we have implanted a total of seven pediatric VADs under our HDE approval and a total of sixteen pediatric VADs world-wide.

•

Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US Bridge to Transplant trial under the current protocol in April 2003. As of March 31, 2007, we have implanted 123 patients in the feasibility and pivotal phase of the bridge to transplant (“BTT”) study. The study design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate VE device. We have periodically made certain modifications to the device that we believe may result in improved clinical results. Pending the outcomes of the final patients in the BTT trial, we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD or we may submit the PMA application to the FDA.

•

Initiate a new U.S. Multi-Center Phase III/Pivotal Destination Therapy Clinical Trial. Our previous destination therapy (“DT”) study was a randomized trial against a single control arm (HeartMate VE) and included a total of 360 patients. As of November 2006, we had only enrolled 12 patients in this DT study and we terminated the study due to the low enrollment rate. We are in the process of developing a new DT study.

•

Expand clinical indications for the DeBakey VAD to include small adult patients. There is currently an unmet need for a VAD that can be implanted in small adults, such as small female patients with BSA of less than 1.5 m2. Current FDA approved devices are only indicated for patients with a BSA greater than or equal to 1.5 m2 .

•

Expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the bridge-to-transplant and destination therapy segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently marketed pulsatile VADs for broader clinical indications. We intend to use results we obtain from any clinical trial patients that have sufficiently recovered and have successfully had their VAD removed to expand the indications for the DeBakey VAD to include use as bridge-to-recovery.

Research and Development

Our research and development activities have been primarily focused on the development and clinical trials of the DeBakey VAD. Since our inception in 1995 and through March 31, 2007, we have incurred research and development costs of approximately $78.8 million.

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

Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales our DeBakey VAD products and related equipment to international hospitals involved in heart transplantation, to customers with whom we have distribution agreements in certain international markets and to hospitals in the United States (for our DeBakey VAD Child product only, which is approved for sale in the United States). Under FDA rules, we are not allowed to sell products in the United States until such time as we receive a PMA for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon shipment or implantation for certain instances in Europe), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.

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

Foreign Currency Translations. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in “Other Income”.

Stock-Based Compensation. We adopted FAS 123(r) on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended March 31, 2007, we recorded $0.3 million of stock-based compensation expense. Stock-based compensation for all non-vested options outstanding as of March 31, 2007, was $2.3 million, which will be recognized over a weighted-average period of 2.9 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 5 “Options” in the Notes to Consolidated Financial Statements contained in this report.)

Results of Operations

Three Months Ended March 31, 2007 versus 2006

Revenues

We had revenues of $0.6 million for the three months ended March 31, 2007, as compared to revenues of $1.1 million for the same period in 2006, a decrease of $0.5 million or 43%. The decrease was due to a decline of $0.6 million in clinical reimbursements offset by an increase of $0.1 million in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the suspension of enrollment of patients in our Destination Therapy trial. International sales increased due to our focused marketing efforts as part of our process to reestablish our European marketing efforts.

Research and Development

Research and development expenses were $2.1 million for the three months ended March 31, 2007 versus $1.5 million for the three months ended March 31, 2006, an increase of $0.6 million or 43%. Significant components of the change are as follows (in millions):

	Three Months Ended March 31, 2007 (Unaudited)	Three Months Ended March 31, 2006 (Unaudited)	$ Change	% Change
Production	$0.5	$0.5	$0.0	0%
Engineering and development	0.3	0.3	0.0	0%
Quality, clinical and regulatory	0.5	0.3	0.2	55%
Sales and marketing	0.8	0.4	0.4	112%

Total	$2.1	$1.5	$0.6

•

Production expenses remain level even though there was a decrease in revenues for the corresponding period. Payroll expense increased $0.07 million for increased staffing, non-cash stock compensation expense, and health insurance expense increased in the current quarter as compared to the same period in 2006. The payroll expense increase in the current quarter is offset by a decrease in production expenses for materials of $0.07 million in the current quarter.

•	Engineering and development expenses remained level as the number of employees remained constant in the current quarter as compared to the same period in 2006.

•

Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The increase in expenses was primarily due to the hiring of our Senior Vice President of Regulatory Affairs, increased travel costs for clinical research associates and the hiring of additional clinical staff as compared to the same period in 2006. Included in the increased expense is non-cash option expense of $0.07 million in the current quarter as compared to $0 in the same period in 2006.

•

Sales and marketing expenses increased primarily due to increased marketing efforts in the international market. The company incurred salary expenses of $0.10 million for additional employees, increased travel costs of $0.06 million, and expenses of $0.03 million related to preliminary marketing efforts in China. Sales and marketing expenses also includes $0.18 million for product issued internationally at no charge in the current quarter.

General and Administrative

General and administrative expenses were $0.8 million for the three months ended March 31, 2007 versus $0.6 million for the three months ended March 31, 2006, an increase of $0.2 million or 29%. The increase was primarily due to an increase for non-cash stock option expense of $0.08 million and an increase for payroll tax expense of almost $0.1 million for a cashless exercise of vested options in the first quarter of 2007.

Net Loss

Net loss was $2.1 million for the three months ended March 31, 2007 versus $1.0 million for the three months ended March 31, 2006, an increase of $1.1 million or 114%. Net loss per share increased to $0.06 for the three months ended March 31, 2007, from $0.04 for the same period of 2006, primarily due to the increase in the net loss. This was offset slightly by the increase in the weighted average number of shares outstanding attributable to the issuance of additional shares from the June 2006 Private Placement, exercise of warrants for 1,176,239 shares of common stock in August 2006, exercise of warrants for 132,311 shares of common stock in March 2007, and the cashless exercise of options for 31,474 shares of common stock in March 2007.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents were $7.6 million. From our inception through March 31, 2007, we used approximately $70.2 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.

For the three months ended March 31, 2007, we used approximately $1.7 million in cash for operations principally as a result of a net loss of $2.1 million less non cash expenses related to stock based compensation of $0.3 million, exercise of options of $0.1 million and depreciation and amortization of $0.05 million.

We used about $0.2 million of cash in investing activities for the purchase of property and equipment. We expect to continue to invest in our infrastructure, including property and equipment to support our operations. We anticipate that we will spend less than $0.2 million on capital expenditures during the remainder of fiscal 2007.

Financing activities used $0.4 million of cash during the three months ended March 31, 2007, primarily as a result of net payments of notes payable totaling $0.4 million.

We currently occupy approximately 22,000 square feet of space under a lease which expires on May 31, 2007. This space supports our immediate operational activities. We are currently in the process of negotiating a new lease agreement for this space.

We expect our cash requirements to increase significantly during the next 12 months as we expand our U.S. clinical trial efforts, expand our technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate significant working capital requirements, capital expenditures and investments in our infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products. We believe that we will have sufficient cash and cash equivalents to meet projected operating requirements at least through the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds.

We will need to seek additional funds from public and private stock offerings, borrowings under credit lines or other sources to finance our future cash needs. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Inherent Limitations on Controls and Procedures

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

On March 20, 2007, the placement agent for our August 2005 Private Placement, and its affiliates, exercised warrants to purchase 150,000 shares of common stock obtained in the August 2005 Private Placement under a cashless exercise pursuant to the terms of the warrants, resulting in the issuance of 132,311 shares of common stock. These shares were issued upon exercise of warrants that were issued in a private placement transaction under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 5.	Other Information

Effective April 25, 2007, the Board of Directors appointed Robert Benkowski as Chief Executive Officer to replace Mr. Clifford zur Neiden, who had been serving as interim CEO since September 2006. Mr. zur Neiden will continue in his role as Chairman of the Board of Directors.

Mr. Benkowski has served as Chief Operation Officer of the Company since September 2006. Mr. Benkowski joined MicroMed in August 1996 as its Director of Engineering and became its Vice President of Engineering in April 2000. In December 2005, Mr. Benkowski became Senior Vice President of Engineering and Operations. Mr. Benkowski has not been involved with a related transaction or relationship as defined by Item 404(a) of Regulation S-B between the Company and himself.

Pending entry into a new employment agreement, Mr. Benkowski will continue to work under the terms of his current employment agreement. However, it is expected that the Company will enter into a new employment agreement with Mr. Benkowski to reflect his new position.

Item 6.	Exhibits

31.1	Certification of the MicroMed Chief Executive Officer pursuant to Section 13a-14 of the Securities Exchange Act .

31.2	Certification of the MicroMed Chief Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act .

32.1	Certification of the MicroMed Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of the MicroMed Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.

By:	/s/ Robert J. Benkowski
Name:	Robert J. Benkowski
Title:	Chief Executive Officer

By:	/s/ Juliet Markovich
Name:	Juliet Markovich
Title:	Chief Financial Officer

Date: May 15, 2007