Form 10QSB
period 2007-06-30
MICROMED CARDIOVASCULAR INC
filed 2007-08-14
CIK 1269515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On August 8, 2007, there were outstanding 40,079,208 shares of the Registrant’s Common Stock, $0.001 par value.

MICROMED CARDIOVASCULAR, INC.

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007	3
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to June 30, 2007, and the three months and six months ended June 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to June 30, 2007, and the six months ended June 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

Certifications pursuant to Section 13a-14

Certifications pursuant to U.S.C. Section 906

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,835,856	$9,830,273
Accounts receivable, net of allowance for doubtful accounts of $0 and $186,685, respectively	390,105	531,204
Inventory	2,806,247	2,858,002
Prepaids and other assets	245,342	271,116

Total current assets	9,277,550	13,490,595
Property and equipment, net	462,703	384,925
Other assets	15,282	13,085

Total assets	$9,755,535	$13,888,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,644	$219,245
Accrued liabilities	757,179	1,068,727
Deferred revenue	175,500	175,500
Current portion of long-term debt	43,328	420,956
Note payable	182,135	182,389

Total current liabilities	1,375,786	2,066,817
Long-term debt	94,730	—
Commitments and Contingencies	—	—

Total Liabilities	1,470,516	2,066,817

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 40,129,712 shares issued and 40,079,208 shares outstanding at June 30, 2007; 100,000,000 shares authorized, 39,952,404 shares issued and 39,915,402 shares outstanding at December 31, 2006	40,080	39,916
Additional paid-in capital	105,945,358	105,377,592
Accumulated other comprehensive income	1,163	—
Deficit accumulated during development stage	(97,701,582)	(93,595,720)

Total stockholders’ equity	8,285,019	11,821,788

Total liabilities and stockholders’ equity	$9,755,535	$13,888,605

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (October 6, 1995) Through June 30,
	2007	2006	2007	2006	2007
Revenues:
Clinical reimbursements	$176,462	$199,504	$188,645	$815,179	$17,591,874
International product sales	342,233	698,327	957,609	1,178,695	10,389,353

Total revenues	518,695	897,831	1,146,254	1,993,874	27,981,227

Expenses:
Research and development	1,920,699	2,523,196	4,026,818	3,998,560	80,715,458
General and administrative	669,843	618,312	1,436,763	1,212,268	24,008,618

Total operating expenses	2,590,542	3,141,508	5,463,581	5,210,828	104,724,076

Loss from operations	(2,071,847)	(2,243,677)	(4,317,327)	(3,216,954)	(76,742,849)
Interest income	91,346	21,694	207,938	54,290	2,161,607

Interest expense	(4,630)	(43,805)	(18,225)	(102,239)	(1,293,146)
Other income	14,234	—	21,752	—	41,245

Net loss	(1,970,897)	(2,265,788)	(4,105,862)	(3,264,903)	(75,833,143)
Convertible preferred stock dividends and accretion	—	—	—	—	(22,327,217)

Net loss available to common stockholders	$(1,970,897)	$(2,265,788)	$(4,105,862)	$(3,264,903)	(98,160,360)

Basic and diluted net loss per share available to Common stockholders	$(0.05)	$(0.07)	$(0.10)	$(0.11)

Weighted average common shares outstanding	40,079,187	30,646,643	40,007,041	29,287,867

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from Inception (October 6, 1995) Through June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(4,105,862)	$(3,264,903)	$(75,833,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,368	112,906	2,925,055
Conversion of accrued interest on Series C and Series D Preferred	—	—	346,866
Services contributed by stockholders	—	—	300,050
Issuance of stock/warrants/options to non-employees	—	29,710	140,741
Employee and consultant stock based compensation	560,306	1,096,026	2,262,144
Amortization of deferred compensation	—	—	310,179
Amortization of warrants	7,174	33,304	115,923
Effect of exchange rate changes on cash and cash equivalents	1,163	—	1,163
(Gain) loss on disposal of fixed assets	—	—	(6,586)
Bad debt expense	—	—	186,685
Changes in assets and liabilities:
Accounts receivable	141,099	(164,164)	(576,789)
Inventory	51,755	38,004	(2,984,972)
Prepaids and other assets	23,576	75,831	(353,336)
Accounts payable and accrued liabilities	(313,149)	(251,020)	1,193,468

Net cash used in operating activities	(3,521,570)	(2,294,306)	(71,972,552)

Cash flows from investing activities:
Purchase of property and equipment	(190,145)	(16,066)	(3,142,437)

Net cash used in investing activities	(190,145)	(16,066)	(3,142,437)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders	—	—	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	340,880	734,893	9,769,306
Repayments of notes payable	(624,032)	(1,326,135)	(9,342,256)
Proceeds from issuance of warrants and preferred stock, net of offering costs	—	—	43,398,728
Proceeds from issuance of common stock and options and cash contributed by stockholders, net of offering costs	450	13,780,000	22,682,066

Net cash (used in) provided by financing activities	(282,702)	13,188,758	80,950,845
Change in cash and cash equivalents	(3,994,417)	10,878,386	5,835,856
Beginning cash and cash equivalents	9,830,273	2,871,071	—

Ending cash and cash equivalents	$5,835,856	$13,749,457	$5,835,856

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries, MicroMed Technology, Inc. (“MicroMed Technology”) and MicroMed Cardiovascular Europe GmbH, a Swiss subsidiary established on March 29, 2007. Intercompany transactions and accounts are eliminated in consolidation. For further information regarding the basis of presentation, refer to the consolidated financial statements and footnotes thereto included in MicroMed’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants were not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred substantial expenses for research and product development and has not yet generated significant revenues from commercial sales. As of June 30, 2007, the Company had an accumulated deficit of approximately $98 million. Because of its losses, the Company will require additional working capital to develop its business operations. The Company will need to seek additional working capital through private placements, public offerings or bank financing. The Company will need to seek additional funds within the next 6-12 months from public and private stock offerings, borrowings under credit lines or other sources to finance our future cash needs. The Company cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, the Company may be required to scale back or discontinue its product development program or clinical trials, or obtain funds through strategic alliances that may require the Company to relinquish rights to certain of its technologies.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. See Note 9 for further information regarding the effects of adopting FIN 48.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 commencing in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4. Equity

Common Stock

As of June 30, 2007, the Company had 40,079,208 outstanding shares of common stock, options to purchase 1,826,094 shares of common stock and warrants to purchase 4,816,244 shares of common stock.

Warrants

On March 20, 2007, the placement agent for our August 2005 Private Placement and its affiliates exercised warrants to purchase 150,000 shares of common stock obtained in the August 2005 Private Placement in a cashless exercise transaction pursuant to the terms of the warrants, resulting in the issuance of 132,311 shares of common stock.

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

Prior to the closing of the reverse merger of MicroMed Technology, Inc. into a subsidiary of Salmon Express, Inc., following which Salmon Express, Inc. was renamed MicroMed Cardiovascular, Inc., our Board of Directors and stockholders adopted the MicroMed Technology, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan was assumed by the Company in connection with the Merger. The 2005 Stock Incentive Plan provides for the grant of up to 2,189,147 shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, common stock and units representing the right to receive shares of common stock under certain circumstances (“Stock Awards”) and other restricted stock awards and stock units for employees, non-employee directors, consultants and advisors.

On June 13, 2006, the Board of Directors amended the 2005 Stock Incentive Plan to increase the maximum number of shares of common stock issuable pursuant to awards granted under the Plan to 6,729,147 shares of common stock, all of which may be available for incentive stock options. The amendment was approved by the stockholders at the annual meeting held on May 31, 2007.

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

Options to purchase 140,000 shares of common stock were granted to certain employees on March 7, 2007 at the fair market value on the date of grant. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates of the date of grant.

Options to purchase 70,000 shares of common stock were granted to certain employees on April 6, 2007 at the fair market value on the date of grant. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates of the date of grant.

On March 21, 2007, certain employees, a non-employee director, and a non-employee consultant exercised in cashless exercise transactions, vested options previously granted on August 10, 2005. To cover employee and non-employee minimum statutory withholding taxes related to this exercise of options, the Company withheld 13,526 shares of common stock at the then fair market value.

For the three months ended June 30, 2007 and 2006, we recorded $184,000 and $1,022,000 of stock-based compensation expense, respectively. For the six months ended June 30, 2007 and 2006, we recorded $458,000 and $1,096,000 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of June 30, 2007 was $2.1 million, which will be recognized over a weighted-average period of 2.6 years. Stock-based compensation for all non-vested options outstanding as of June 30, 2006, was $4.8 million, which were recognized over a weighted-average period of 2.33 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. Based on historical data, the Company calculated a 15.0% and 12.0% estimated forfeiture rate at June 30, 2007 and 2006, respectively. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows:

	Three Months ended June 30, 2007	Six Months ended June 30, 2007
Expected dividend yield	0%	0%
Expected volatility	103-130%	60-130%
Weighted-average expected life (in years)	7	7
Risk-free interest rate	4.00-4.38%	4.08-4.38%

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,729,685	$1.43
Granted	210,000	2.30
Forfeited	(1,068,591)	1.57
Exercised	(45,000)	0.01

Outstanding, June 30, 2007	1,826,094	$1.48	9.3	2,950,708

Exercisable, June 30, 2007	549,344	$1.50	8.1	824,713

As of June 30, 2007, there were 12,006,742 options available for grant under the Plan. Options exercisable as of June 30, 2007 were 549,344. As of June 30, 2007, the weighted average remaining contractual life for options was 9.3 years.

6. Inventory

Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. A summary of inventory is as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials ………………………………………….	$124,802	$125,662
Work in progress ……………………………………….	1,859,406	1,945,730
Finished goods …………………………………………	822,039	786,610

Total ………………………………………………..	$2,806,247	$2,858,002

7. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is summarized below:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Period from Inception (October 6, 1995) Through June 30, 2007
Cash paid for interest	$15,430	$252,337	$586,252

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$—	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$—	$76,164,733

Issuance of options below fair market value	$—	$—	$698,540

Issuance of warrants in connection with financing	$—	$4,173,042	$11,511,541

Issuance of common stock into escrow	$—	$—	$1,500

Cancellation of shares in connection with Recapitalization	$—	$—	$5,077

Withholding of stock upon option exercises	$14	$—	$49,195

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$—	$178,725

Exercise of Warrants	$132	$2,711	$4,019

8. Comprehensive Income

Comprehensive income, net of taxes, is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Period from Inception (October 6, 1995) Through June 30, 2007
Net Loss:	$(1,970,897)	$(2,265,788)	$(98,160,360)
Other net comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0 as of June 30, 2007)	(1,200)	—	1,163

Total comprehensive income	$(1,972,097)	$(2,265,788)	$(98,159,197)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Period from Inception (October 6, 1995) Through June 30, 2007
Net Loss:	$(4,105,862)	$(3,264,903)	$(98,160,360)
Other net comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0 as of June 30, 2007)	1,163	—	1,163

Total comprehensive income	$(4,104,699)	$(3,264,903)	$(98,159,197)

9. Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 did not result in adjustment to the liability for unrecognized tax benefits, nor did it have impact on the accumulated deficit as of January 1, 2007. As of January 1, 2007, the gross amount of unrecognized tax benefits was $26.7 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. For the six months ended June 30, 2007, the Company recognized an additional $1.2 million of unrecognized tax benefits relating to tax positions taken during the six months.

At June 30, 2007, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $56.2 million and $11.2 million, respectively. The Company has capitalized research and development expense of $12.9 million at June 30, 2007. The Company also had federal and state research and development, or R&D, credit carryforwards of $1.4 million and $0.3 million, respectively at June 30, 2007. The tax credits will begin to expire in 2011, unless previously utilized. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits.

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

Texas has replaced the FTR taxes with a state margin tax effective January 1, 2007. The new Texas state margin tax will allow 2.25% per year of the NOL to be used through September 1, 2017 and 7.75% per year to be used through 2027. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of June 30, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdiction. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1995. Although the timing of any audits and their resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

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

Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled, “Risk Factors” in our 2006 Form 10-KSB, as supplemented by the risk factors set forth below.

Going Concern

From inception through June 30, 2007, we have incurred an accumulated deficit of $98 million. For the six months ended June 30, 2007, we incurred losses in the amount of $4.1 million. We anticipate that we will continue to incur losses for the foreseeable future. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital. As we have not generated positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied primarily on external sources of capital to fund operations. At June 30, 2007, we had approximately $5.8 million in cash and cash equivalents. Our net cash used by operations for the six months ended June 30, 2007, was approximately $3.6 million. We will need to seek additional funds within the next 6-12 months from public and private stock offerings, borrowings under credit lines or other sources to finance our future cash needs. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.

If we are unable to raise sufficient capital from external sources to fund our operations, our ability to continue as a going concern would be uncertain.

Business Overview

We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of June 30, 2007, we had an accumulated deficit of approximately $98 million. We expect to continue to incur operating losses for at least the next several years. Further, we expect operating expenses to increase as we seek U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development, continue engineering and development projects, and increase administrative activities to support our planned growth.

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

Business Strategy

Our mission is to lead in the innovation of heart failure therapies to improve patient quality of life. Principal elements of our strategy to achieve this are as follows:

•

Continue commercialization of the DeBakey VAD in Europe and select other international markets. We received CE Mark approval for the bridge-to-transplant indication in April 2001. We received CE Mark approval for Destination Therapy (DT) and pediatric use during the second quarter of 2004. The CE mark was renewed in April 2006 for five years, and we currently sell our products in Austria, Italy, Sweden, France and Turkey. We anticipate expanding the sales of our products into Germany, Switzerland, England, Spain, Russia and Belgium in 2007. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD without an extensive sales and marketing organization through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets. The company has increased the sales force in Europe and opened an office in Switzerland in March 2007.

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

•

Continue marketing the DeBakey VAD Child. We received FDA HDE approval to begin marketing the DeBakey VAD Child device in the United States and CE Mark approval to market the device in the European Union. and have begun market roll out for this limited market opportunity. To date, we have implanted a total of seven pediatric VADs under our HDE approval.

•

Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US Bridge to Transplant trial under the current protocol in April 2003. As of June 30, 2007, we have implanted 123 patients in the feasibility and pivotal phase of the bridge to transplant (“BTT”) trial. The trial design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate VE device. We have periodically made certain modifications to the device that we believe may result in improved clinical results. Pending the outcomes of the final patients in the BTT trial, we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD or we may submit the Premarket Approval Application (PMA) to the FDA.

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

•

Explore opportunities to expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the bridge-to-transplant and destination therapy segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently marketed pulsatile VADs for broader clinical indications. We intend to use results we obtain from any clinical trial patients that have sufficiently recovered and have successfully had their VAD removed to provide the feasibility clinical data to support a future clinical trial or an expansion of an ongoing clinical trial to expand the indications for the DeBakey VAD to include use as bridge-to-recovery. As such clinical data becomes available, we intend to support publication of patient case study reports in appropriate medical journals by physicians.

Research and Development

Our research and development activities have been primarily focused on the development and clinical trials of the DeBakey VAD. Since our inception in 1995 and through June 30, 2007, we have incurred research and development costs of approximately $81 million.

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

Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three and six months ended June 30, 2007, we recorded $184,000 and $458,000 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of June 30, 2007, was $2.1 million, which will be recognized over a weighted-average period of 2.6 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. (See Note 5 “Options” in the Notes to Consolidated Financial Statements contained in this report.)

Results of Operations

Three Months Ended June 30, 2007 versus 2006

Revenues

Revenues were $519,000 for the three months ended June 30, 2007, as compared to revenues of $898,000 for the same period in 2006, a decrease of $379,000, or 42%. The decrease was due to a decline in international sales revenue. International sales decreased due to competitive VADs which have gained CE approval, or are in clinical studies and providing their product free-of-charge.

Research and Development

Research and development expenses were $1,921,000 for the three months ended June 30, 2007 versus $2,523,000 for the three months ended June 30, 2006, a decrease of $602,000 or 24%. Significant components of the change are as follows (in thousands):

	Three Months Ended June 30, 2007 (Unaudited)	Three Months Ended June 30, 2006 (Unaudited)	$ Change	% Change
Production	$388	$589	$(201)	(34)%
Engineering and development	351	317	34	11%
Quality, clinical and regulatory	450	564	(114)	(20)%
Sales and marketing	732	1,053	(321)	(30)%

Total	$1,921	$2,523	$(602)	(24)%

•	Production expenses decreased by 34%, which corresponds to the decrease in sales.

•	Engineering and development expenses remained fairly constant as the number of employees was consistent in the current quarter as compared to the same period in 2006.

•

Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease of 20% in expenses was primarily due to higher costs in 2006 related to recruiting and staffing activities that did not occur in 2007.

•

Sales and marketing expenses decreased primarily due to decreases in compensation expenses, offset partially by increased international marketing costs related to focused marketing efforts in the international market.

General and Administrative

General and administrative expenses were $670,000 for the three months ended June 30, 2007 versus $618,000 for the three months ended June 30, 2006, an increase of $52,000, or 8%. The increase was primarily due to an increase for tax and audit fees of $90,000, offset by a decrease in insurance costs of $30,000 and a decrease in non-cash option expense of $12,000.

Net Loss

Net loss was $2.0 million for the three months ended June 30, 2007 versus $2.3 million for the three months ended June 30, 2006, a decrease of $0.3 million or 13%. Net loss per share decreased to $0.05 for the three months ended June 30, 2007, from $0.07 for the same period of 2006, primarily due to the slight decrease in the net loss and the increase in the weighted average number of shares. The increase in the weighted average number of shares outstanding is attributable to the exercise of warrants for 1,176,239 shares of common stock in August 2006, exercise of warrants for 132,311 shares of common stock in March 2007, and the exercise of options for 31,474 shares of common stock in March 2007.

Six Months Ended June 30, 2007 versus 2006

Revenues

Revenues were $1.1 million for the six months ended June 30, 2007, as compared to revenues of $2.0 million for the same period in 2006, a decrease of $0.9 million, or 45%. The decrease was due to a decline of $600,000 in clinical reimbursements and a decrease of $200,000 in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the suspension of our Destination Therapy trial. International sales decreased due to increased competitive pressure.

Research and Development

Research and development expenses were $4,027,000 for the six months ended June 30, 2007 compared to $3,999,000 for the six months ended June 30, 2006. Significant components are as follows (in thousands):

	Six Months Ended June 30, 2007 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)	$ Change	% Change
Production	$887	$1,061	$(174)	(16)%
Engineering and development	683	635	48	8%
Quality, clinical and regulatory	941	879	62	7%
Sales and marketing	1,516	1,424	92	6%

Total	$4,027	$3,999	$28	1%

•	Production expenses declined in connection with lower overall revenues.

•	Engineering and development expenses increased slightly due to increases in travel expenses, subcontracted services, and depreciation expense associated with equipment purchased in 2007.

•

Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The increase in expenses was primarily due to an increase in compensation expense for the first six months of 2007 as compared to the corresponding period in 2006.

•	Sales and marketing expenses increased primarily due to increased marketing efforts in the international market, including compensation, travel and marketing efforts in China and other countries.

General and Administrative

General and administrative expenses were $1.4 million for the six months ended June 30, 2007 versus $1.2 million for the six months ended June 30, 2006, an increase of $0.2 million or 17%. The increase was primarily due to an increase in compensation expenses.

Net Loss

Net loss was $4.1 million for the six months ended June 30, 2007 versus $3.3 million for the six months ended June 30, 2006, an increase of $0.8 million or 24%. Net loss per share decreased to $0.10 for the six months ended June 30, 2007, from $0.11 for the same period of 2006 due to the increase in the weighted average number of shares. The increase in the weighted average number of shares outstanding is attributable to the exercise of warrants for 1,176,239 shares of common stock in August 2006, exercise of warrants for 132,311 shares of common stock in March 2007, and the cashless exercise of options for 31,474 shares of common stock in March 2007.

Liquidity and Capital Resources

As of June 30, 2007, cash and cash equivalents were $5.8 million. From our inception through June 30, 2007, we used approximately $72 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.

For the six months ended June 30, 2007, we used approximately $3.5 million in cash for operations principally as a result of a net loss of $4.1 million less non cash expenses related to stock based compensation of $560,000 and depreciation and amortization of $112,000.

We used about $190,000 of cash in investing activities for the purchase of property and equipment. We expect to continue to invest in our infrastructure, including property and equipment to support our operations. We anticipate that we will spend less than $100,000 on capital expenditures during the remainder of 2007.

Financing activities for the six months ended June 30, 2007 included proceeds of $341,000 from the issuance of note payables. Financing uses of cash included repayment of notes payable of $624,000 for the six months ended June 30, 2007.

We currently occupy approximately 17,400 square feet of space under a lease which expired on May 31, 2007. This space supports our immediate operational activities. We are currently in the process of negotiating a new lease agreement for this space and are occupying the space on a month-to-month agreement.

We expect our cash requirements to increase during the next 12 months as we expand our U.S. clinical trial efforts, expand our technical support staff, develop our administrative support activities and expand our international marketing efforts. Additionally, if we achieve projected growth in revenues, we anticipate the need for additional investment for working capital, capital expenditures and infrastructure. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products.

Historically, the company has not generated cash in amounts adequate to meet its operating needs, but has instead relied upon third-party funding We will need to seek additional funds within the next 6-12 months from public and private stock offerings, borrowings under credit lines or other sources to finance our future cash needs. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or clinical trials, or obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies. If we are unable to arrange additional financing we may not be able to maintain our operations as a going concern. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Risk Factors” in our 2006 Form 10-KSB.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer, does not expect that internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer has concluded that, as of June 30, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on May 31, 2007, the following proposals were voted upon. Percentages are based on the total of the shares voted For and Against.

Concerning election of directors

Nominees	Votes Cast For		Votes Withheld
Matt Borenzewig	27,547,971	89.5%	2,000,992
Norwick B.H. Goodspeed	27,547,971	89.5%	2,000,992
Clifford zur Nieden	27,547,971	89.5%	2,000,992

Concerning an amendment to the MicroMed 2005 Stock Incentive Plan
Votes cast For:	26,062,650	85.7%
Votes cast Against:	1,960	0.01%
Abstentions:	2,003,503	6.5%
Broker Non-votes:	16,255	0.1%

Concerning Ratification of Independent Auditors
Votes cast For:	27,547,993	89.5%
Votes cast Against:	0	0%
Abstentions:	2,000,970	6.5%
Broker Non-votes:	1,497,105	4.9%

Item 5.	Other Information

On August 10, 2007, Pamela Westbrook resigned from the Board of Directors of MicroMed Cardiovascular, Inc. Ms. Westbrook served on the Audit Committee of the Board of Directors. Ms. Westbrook informed MicroMed that her resignation is not based on any disagreement with the company on any matter relating to the company’s operations, policies or practices.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act .

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ..

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.

By:	/s/ Robert J. Benkowski
Name:	Robert J. Benkowski
Title:	Chief Executive Officer and Principal Financial Officer

Date: August 14, 2007