Form 10QSB
period 2007-09-30
MICROMED CARDIOVASCULAR INC
filed 2007-11-14
CIK 1269515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On November 8, 2007, there were outstanding 40,108,853 shares of the Registrant’s Common Stock, $0.001 par value.

MICROMED CARDIOVASCULAR, INC.

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007	3
Consolidated Statements of Operations for the period October 6, 1995 (date of inception) to September 30, 2007, and the three months and nine months ended September 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the period October 6, 1995 (date of inception) to September 30, 2007, and the nine months ended September 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 6. Exhibits	19

SIGNATURES	19

Certifications pursuant to Section 13a-14

Certifications pursuant to U.S.C. Section 906

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,042,280	$9,830,273
Accounts receivable, net of allowance for doubtful accounts of $0 and $186,685, respectively	216,081	531,204
Inventory	2,648,343	2,858,002
Prepaids and other assets	325,045	271,116

Total current assets	7,231,749	13,490,595
Property and equipment, net	477,951	384,925
Other assets	14,312	13,085

Total assets	$7,724,012	$13,888,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,726	$219,245
Accrued liabilities	627,974	1,068,727
Deferred revenue	117,000	175,500
Current portion of long-term debt	44,310	420,956
Note payable	133,815	182,389

Total current liabilities	1,198,825	2,066,817
Long-term debt	83,278	—
Commitments	—	—

Total liabilities	1,282,103	2,066,817

Stockholders’ Equity:
Common Stock, $.001 par value, 100,000,000 shares authorized, 40,159,357 shares issued and 40,108,853 shares outstanding at September 30, 2007; 100,000,000 shares authorized, 39,952,404 shares issued and 39,915,402 shares outstanding at December 31, 2006	40,109	39,916
Additional paid-in capital	106,255,011	105,377,592
Accumulated other comprehensive income	9,811	—
Deficit accumulated during development stage	(99,863,022)	(93,595,720)

Total stockholders’ equity	6,441,909	11,821,788

Total liabilities and stockholders’ equity	$7,724,012	$13,888,605

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (October 6, 1995) Through September 30,
	2007	2006	2007	2006	2007
Revenues:
Clinical reimbursements	$123,720	$245,480	$312,365	$1,060,659	$17,715,594
International product sales	239,706	179,168	1,197,315	1,357,863	10,629,059

Total revenues	363,426	424,648	1,509,680	2,418,522	28,344,653
Expenses:
Research and development	1,765,222	2,214,234	5,792,038	6,212,794	82,480,678
General and administrative	824,205	618,885	2,260,967	1,831,153	24,832,822

Total operating expenses	2,589,427	2,833,119	8,053,005	8,043,947	107,313,500

Loss from operations	(2,226,001)	(2,408,471)	(6,543,325)	(5,625,425)	(78,968,847)
Interest income	68,111	172,040	276,048	226,330	2,229,717
Interest expense	(6,454)	(39,034)	(24,679)	(141,273)	(1,299,600)
Other income	2,903	—	24,654	—	44,147

Net loss	(2,161,441)	(2,275,465)	(6,267,302)	(5,540,368)	(77,994,583)
Convertible preferred stock dividends and accretion	—	—	—	—	(22,327,217)

Net loss available to common stockholders	$(2,161,441)	$(2,275,465)	$(6,267,302)	$(5,540,368)	$(100,321,800)

Basic and diluted net loss per share available to common stockholders	$(0.05)	$(0.06)	$(0.16)	$(0.17)

Weighted average common shares outstanding	40,091,432	39,161,075	40,035,480	32,615,102

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from Inception (October 6, 1995) Through September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(6,267,302)	$(5,540,368)	$(77,994,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,615	165,121	2,980,302
Conversion of accrued interest on Series C and Series D Preferred	—	—	346,866
Services contributed by stockholders	—	—	300,050
Issuance of stock/warrants/options to non-employees	—	—	140,741
Employee and consultant stock-based compensation	813,835	1,395,202	2,515,673
Amortization of deferred compensation	—	—	310,179
Amortization of warrants	62,948	75,729	171,697
Effect of exchange rate changes on cash and cash equivalents	9,811	—	9,811
(Gain) loss on disposal of fixed assets	—	—	(6,586)
Bad debt expense	—	—	186,685
Changes in assets and liabilities:
Accounts receivable	315,123	336,236	(402,765)
Inventory	209,659	33,527	(2,827,068)
Prepaids and other assets	(55,157)	3,842	(432,069)
Accounts payable and accrued liabilities	(442,773)	(200,356)	1,063,844

Net cash used in operating activities	(5,186,241)	(3,731,067)	(73,637,223)

Cash flows from investing activities:
Purchase of property and equipment	(260,641)	(24,624)	(3,212,933)

Net cash used in investing activities	(260,641)	(24,624)	(3,212,933)

Cash flows from financing activities:
Proceeds from bridge loan from stockholders	—	—	16,458,987
Repayments of bridge loans from stockholders	—	—	(2,015,986)
Proceeds from issuance of notes payable	340,880	734,894	9,769,306
Repayments of notes payable	(682,822)	(1,641,513)	(9,401,046)
Proceeds from issuance of warrants and preferred stock, net of offering costs	—	—	43,398,728
Proceeds from issuance of common stock and options and cash contributed by stockholders, net of offering costs	831	13,749,739	22,682,447

Net cash (used in) provided by financing activities	(341,111)	12,843,120	80,892,436
Change in cash and cash equivalents	(5,787,993)	9,087,429	4,042,280
Beginning cash and cash equivalents	9,830,273	2,871,071	—

Ending cash and cash equivalents	$4,042,280	$11,958,500	$4,042,280

The accompanying notes are an integral part of these financial statements.

MICROMED CARDIOVASCULAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MicroMed Cardiovascular, Inc. (referred to herein as the “Company”, “MicroMed”, “us”, or “we”), have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying consolidated financial statements include the accounts of MicroMed and its subsidiaries, MicroMed Technology, Inc. (“MicroMed Technology”) and MicroMed Cardiovascular Europe GmbH, a Swiss subsidiary established on March 29, 2007. Intercompany transactions and accounts are eliminated in consolidation. For further information regarding the basis of presentation, refer to the consolidated financial statements and footnotes thereto included in MicroMed’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC.

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants were not included because they are antidilutive. There is no difference between basic and diluted net loss per share for any period presented.

2. Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has incurred substantial expenses for research and product development and has not yet generated significant revenues from commercial sales. As of September 30, 2007, the Company had an accumulated deficit of approximately $100 million. Because of its losses, the Company will require additional working capital to develop its business operations. The Company will need to seek additional funds within the next 3 to 6 months through private placements, public offerings or debt financing in order to finance future cash needs. The Company cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, the Company may be required to scale back or discontinue its product development program or clinical trials, or obtain funds through strategic alliances that may require the Company to relinquish rights to certain of its technologies.

There are no assurances that the Company will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings or debt financing necessary to support the Company’s cash requirements.

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

Foreign Currency Translation

All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in “Other Income”.

Stock-Based Compensation

From time to time our Board of Directors grants stock options to employees and non-employee directors and consultants pursuant to the 2005 Stock Incentive Plan. We adopted the guidance regarding Share Based Compensation in FAS 123R on January 1, 2006. Since the adoption of FAS 123R we recognize the compensation costs associated with options granted ratably over the vesting period of the options and based on the fair value of the options at grant date. We estimate the fair value using the Black-Scholes valuation model.

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

4. Equity

Common Stock

As of September 30, 2007, the Company had 40,108,853 outstanding shares of common stock, outstanding options to purchase 3,513,764 shares of common stock and outstanding warrants to purchase 4,816,244 shares of common stock.

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

Incentive stock options may not be granted at less than the fair market value of our common stock at the date of grant. The options can be exercisable at various dates, as determined by the Board of Directors, or a committee designated by the Board of Directors (the “Committee”), and will expire no more than 10 years from the date of grant. Stock appreciation rights of a term of no more than 10 years and stock awards may be granted by the Board of Directors, or the Committee, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options, stock appreciation rights and stock awards may be granted to consultants and non-employee directors, with terms, conditions and limitations to be decided by the Board of Directors or the Committee. Options granted under the 2005 Stock Incentive Plan may contain provisions relating to a change of control and various means of payment upon exercise. While grant documentation will govern the expiration and vesting of the various types of grants available under the 2005 Stock Incentive Plan, replacement options will expire on the earlier of the 10th anniversary of the grant date, and with respect to any exercisable portion of the grant, the expiration of 90 days following termination of employment for reasons other than death, disability or cause, the first anniversary of termination by reason of death or disability, the date of the termination of employment for cause and the date of termination for any reason.

The Company records the expense of options issued to non-employee consultants at the fair value of the options issued. The expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists.

Options to purchase shares of common stock were granted to certain employees and non-employee directors at various dates throughout 2007. All of the grants were made at the fair market value on the date of grant. Options for 140,000 shares were granted on March 7, 2007, options for 70,000 were granted on April 6, 2007, and options for 200,000 shares were granted on September 13, 2007. The options vest 25% on the date of grant and 25% at each of the next three anniversary dates of the date of grant. Options to purchase 1,600,000 shares of common stock were granted to one employee on July 11, 2007. Options for 600,000 shares vest 33% on the date of grant and 33% at each of the next two anniversary dates of the date of grant. Options for the remaining 1,000,000 shares of common stock vest only if certain provisions regarding a change of control of the Company are met. Stock based compensation expense for these 1,000,000 options has not been recorded by the Company. Should these options vest the estimated expense which would be recorded is $780,000.

On March 21, 2007, and again on August 24, 2007, certain employees, a non-employee director, and a non-employee consultant exercised in cashless exercise transactions, vested options previously granted on August 10, 2005. To cover employee and non-employee minimum statutory withholding taxes related to this exercise of options, the Company withheld 22,006 shares of common stock at the then fair market value.

For the three months ended September 30, 2007 and 2006, we recorded $292,000 and $299,000 of stock-based compensation expense, respectively. For the nine months ended September 30, 2007 and 2006, we recorded $758,000 and $1,395,000 of stock-based compensation expense, respectively. Stock-based compensation for all non-vested options outstanding as of September 30, 2007 was $1.2 million, which will be recognized over a weighted-average period of 2.5 years. Stock-based compensation for all non-vested options outstanding as of September 30, 2006, was $2.9 million, which was to be recognized over a weighted-average period of 2.5 years. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period. Based on historical data, the Company estimated a 30.0% and 12.0% forfeiture rate at September 30, 2007 and 2006, respectively. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2007 using the Black-Scholes option pricing model. The assumptions used under this model are as follows:

	Three Months ended September 30, 2007	Nine Months ended September 30, 2007
Expected dividend yield	0%	0%
Expected volatility	178-191%	103-191%
Weighted-average expected life (in years)	7	7
Risk-free interest rate	4.00%	4.00%

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,729,685	$1.43
Granted	2,010,000	0.73
Forfeited	(1,142,796)	1.59
Exercised	(83,125)	0.01

Outstanding, September 30, 2007	3,513,764	$1.10	9.2	$4,064,000

Exercisable, September 30, 2007	750,764	$1.22	8.9	$900,000

As of September 30, 2007, there were 10,319,072 options available for grant under the Plans. Options exercisable as of September 30, 2007, were 750,764. As of September 30, 2007, the weighted average remaining contractual life for options was 9.2 years.

6. Inventory

Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components and direct labor. A summary of inventory is as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$1,048	$125,662
Work in progress	1,908,158	1,945,730
Finished goods	739,137	786,610

Total	$2,648,343	$2,858,002

7. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information is summarized below:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Period from Inception (October 6, 1995) Through September 30, 2007
Cash paid for interest	$21,884	$141,273	$592,706

Supplemental Disclosure of Noncash financing activity:
Conversion of notes payable to Series C Preferred Stock	$—	$—	$5,000,000

Conversion of notes payable to Series D Preferred Stock	$—	$—	$5,194,088

Dividends and accretion to redeemable convertible preferred stockholders	$—	$—	$22,627,219

Conversion of Bridge Loans from stockholders to common stock	$—	$—	$4,500,001

Conversion of Preferred Stock from stockholders to common stock	$—	$—	$76,164,733

Issuance of options below fair market value	$—	$—	$698,540

Issuance of warrants in connection with financing	$—	$4,173,042	$11,511,541

Issuance of common stock into escrow	$—	$—	$1,500

Cancellation of shares in connection with Recapitalization	$—	$—	$5,077

Withholding of stock upon option exercises	$22	$—	$49,203

Noncash transfer of Rental Assets from Inventory to Property and Equipment	$—	$—	$178,725

Exercise of Warrants	$132	$3,887	$4,019

8. Comprehensive Income

Comprehensive income, net of taxes, is as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net loss:	$(2,161,441)	$(2,275,465)
Other net comprehensive income:
Foreign currency translation adjustments (net of taxes of $0 as of September 30, 2007)	8,648	—

Total comprehensive loss	$(2,152,793)	$(2,275,465)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Period from Inception (October 6, 1995) Through September 30, 2007
Net loss:	$(6,267,302)	$(5,540,368)	$(100,321,800)
Other net comprehensive income:
Foreign currency translation adjustments (net of taxes of $0 as of September 30, 2007)	9,811	—	9,811

Total comprehensive loss	$(6,257,491)	$(5,540,368)	$(100,311,989)

9. Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company has historically incurred net losses and has not incurred Federal tax liability, nor used any tax benefits. Therefore valuation allowances have been established for the full amount of any deferred tax assets and the implementation of FIN 48 did not result in adjustment to the value of the deferred tax asset, the valuation allowance or require a liability to be established in the event any deferred tax asset recognition was deemed uncertain, nor did it have impact on the accumulated deficit as of January 1, 2007. As of January 1, 2007, the gross amount of unrecognized tax benefits was $25.9 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. For the nine months ended September 30, 2007, the amount of unrecognized tax benefits relating to tax positions taken during the nine months increased by $2.1 million.

At September 30, 2007, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $60 million and $11.2 million, respectively. The Company has capitalized research and development expense of $12.5 million at September 30, 2007. The Company also had federal and state research and development, or R&D, credit carryforwards of $1.4 million and $0.2 million, respectively at September 30, 2007. The Federal tax credits will begin to expire in 2011, unless previously utilized. Texas has replaced the FTR taxes with a state margin tax effective January 1, 2007. The new Texas state margin tax will allow 2.25% per year of the NOL to be used through September 1, 2017 and 7.75% per year to be used through 2027. We have established a valuation allowance for the full value of our federal and state net operating loss, federal and state research and development credits.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1995. Although the timing of any audits and their resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months a result of any audit.

10. Commitments

The Company currently leases office and manufacturing space under an operating lease which expires in 2010. As of September 30, 2007, the future minimum rental payments related to this commitment total $638,000.

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

Forward-Looking Statements

The forward-looking statements contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Any forward-looking statements should be considered in light of these factors. We cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

Our common stock is currently listed for quotation on the Over-the-Counter Bulletin Board under the symbol “MMCV.”

Risk Factors

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled, “Risk Factors” in our 2006 Form 10-KSB, as supplemented by the going concern risk factor set forth below.

Going Concern

From inception through September 30, 2007, we have incurred an accumulated deficit of $100 million. For the nine months ended September 30, 2007, we incurred losses in the amount of $6.27 million. We anticipate that we will continue to incur losses for the foreseeable future. Our future revenues may never exceed operating expenses, and we may never generate positive cash flow from operations, thereby making our ability to continue operations dependent on our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied primarily on external sources of capital to fund operations. At September 30, and October 31, 2007, we had approximately $4.0 million and $3.5 million, respectively, in cash and cash equivalents. Our net cash used by operations for the nine months ended September 30, 2007, was approximately $5.2 million. We will need to seek additional funds within the next 3-6 months from public and private stock offerings, borrowings under credit facilities or other sources to finance our future cash needs. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program, the marketing of our newest product modification or clinical trials. We may also obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies.

If we are unable to raise sufficient capital from external sources to fund our operations, there is substantial doubt about our ability to continue as a going concern.

Business Overview

We were formed in 1995 to develop the DeBakey VAD for commercial use. We have devoted substantially all of our efforts to research and product development, and have not yet generated significant revenues from commercial sales. As of September 30, 2007, we had an accumulated deficit of approximately $100 million. We expect to continue to incur operating losses for at least the next several years. Further, operating expenses may increase as we seek international and U.S. regulatory clearance for the DeBakey VAD, build a technical support organization for product introduction and market development internationally, continue engineering and development projects, and increase administrative activities to support our planned growth.

Our continuing operations involve the manufacture and distribution of the DeBakey VAD and are contingent upon receiving additional funding. We have received regulatory approval to sell the DeBakey VAD in Europe and are involved in a clinical trial in the U.S., for which we receive reimbursements for our products from hospitals involved in our clinical trial.

These reimbursements are categorized as revenues. We sell our products through distributors internationally and have direct relationships with hospitals in our U.S. trial.

Business Strategy

Our mission is to lead in the innovation of heart failure therapies to improve patient quality of life. Principal elements of our strategy to achieve this are as follows:

•

Continue product evolution of the DeBakey VAD. Over the past several years we have made refinements to the DeBakey VAD to improve the performance of the device so that it can be used for longer term Destination Therapy (“DT”) and Bridge to Recovery Therapy, as well as the Bridge to Transplant Therapy (“BTT”) which drove the initial product development. While these refinements create some delay in the regulatory approval process we expect that the improved clinical results achieved as a result of the changes will make it worthwhile to delay the approval in order to implement the refinements.

•

Continue commercialization of the DeBakey VAD in Europe and select other international markets. We have CE mark approval through April 2011 to market the current version of the DeBakey VAD in the European Union. We have submitted the most recent product improvements for approval and anticipate the CE mark to be updated to include the most recent changes. We currently sell our products in Austria, Italy, Sweden, England, France, Russia and Turkey. We anticipate expanding the sales of our products into Germany, Switzerland, Spain, and China in 2008. Because the prescribers, purchasers and end users of the DeBakey VAD are highly concentrated (relatively few sites perform most of these complex procedures), we believe we will be able to expand market penetration with the DeBakey VAD using our sales force in Europe and the office we opened in Switzerland in March 2007 as well as through limited direct sales and the use of distributors in selected countries. We have established a distributor network to support sales and marketing in various international markets.

•

Leverage relationships to enhance clinical acceptance of the DeBakey VAD. We intend to leverage our relationships with European clinical trial investigators, Dr. DeBakey, Dr. Noon and our investigators in the U.S. clinical trials and with cardiologists and cardiac surgeons in other major international heart centers to promote the use of the DeBakey VAD in high-volume implanting centers around the world. We intend to augment this effort with a highly focused direct sales and marketing team, including members of senior management.

•

Continue marketing the DeBakey VAD Child. We received FDA HDE approval to begin marketing the DeBakey VAD Child device in the United States and CE Mark approval to market the device in the European Union. To date, we have implanted a total of seven pediatric VADs under our HDE approval.

•

Complete U.S. Multi-Center Phase III/Pivotal Bridge-to-Transplant Clinical Trial. We initiated the pivotal phase of our US BTT trial under the current protocol in April 2003. As of September 30, 2007, we have implanted 126 patients in the feasibility and pivotal phase of the BTT trial. The trial design compares the results of non-randomized implants of the DeBakey VAD to literature controls (published results) for the HeartMate VE device. We have periodically made certain modifications to the device that we believe may result in improved clinical results. Pending the outcomes of the final patients in the BTT trial, we may ask the FDA to modify our clinical trial protocol to allow implantation of additional patients with the most recent version of the DeBakey VAD or we may submit the Premarket Approval Application (PMA) to the FDA.

•

Initiate a New U.S. Study using the most recent VAD design. Once the latest product design is approved in the European Union and implants begin, we will likely submit a new clinical study protocol to the FDA for the improved VAD.

•

Initiate a new U.S. Multi-Center Phase III/Pivotal Destination Therapy Clinical Trial. Our previous DT study was a randomized trial against a single control arm (HeartMate XVE) and was to include a total of 360 patients. As of November 2006, we had only enrolled 12 patients in this DT study and on November 17, 2006, we terminated the study due to the low enrollment rate.

•

Explore opportunities to expand clinical indications for the DeBakey VAD to include bridge-to-recovery indication. The cardiology community is increasingly advocating the importance of mechanical circulatory assistance for a broader subset of heart failure patients than just the BTT and DT segments. We believe that the specific design attributes of the DeBakey VAD make it better suited than currently marketed pulsatile VADs for broader clinical indications. We intend to use results we obtain from any clinical trial patients that have sufficiently recovered and have successfully had their VAD removed to provide the feasibility clinical data to support a future clinical trial or an expansion of an ongoing clinical trial to expand the indications for the DeBakey VAD to include use as bridge-to-recovery. As such clinical data becomes available, we intend to support publication of patient case study reports in appropriate medical journals by physicians.

Research and Development

Our research and development activities have been primarily focused on the development and clinical trials of the DeBakey VAD. Since our inception in 1995 and through September 30, 2007, we have incurred research and development costs of approximately $82 million. During this time we have received CE mark approval for the marketing of our product in the European Union, as well have been given FDA permission to use our product in clinical trials and as a humanitarian device in pediatric treatments.

Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with the clinical trials of our products, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.

In the future, the rate of spending on the DeBakey VAD system is likely to increase as additional clinical trials are performed. At this time, due to the risks inherent in the clinical trial process and given the stage of development of our product, we are unable to estimate with any certainty the costs we will incur in the continued development of our product for commercialization. However, we expect our research and development costs to be substantial and to increase as we continue the development of our current product, as well as continue and expand our research programs.

The process of seeking regulatory approvals for our product candidates, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. The regulatory process is lengthy, however the approval process in the EU does not require as much time as the U.S. approval process and we expect the CE mark approval of the new VAD product design to be in place so that the marketing of the product can begin early in 2008. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our revenues to decline or research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.

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

Revenue Recognition. We recognize revenue from product sales and reimbursements for products used in our clinical trials in the U.S. Product sales consist of sales of our DeBakey VAD products and related equipment to international hospitals involved in heart failure therapy, to customers with whom we have distribution agreements in certain international markets and to hospitals in the United States (for our DeBakey VAD Child product only, which is approved for sale in the United States). Under FDA rules, we are not allowed to sell products in the United States until such time as we receive a PMA for the products. We are allowed to receive reimbursement of expenses associated with our clinical trials, including our research and development expenses, with such reimbursements included in Revenues under the separate heading “Clinical Trial Reimbursements.” Product sales and clinical trial reimbursements are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon shipment or implantation for certain instances in Europe), and collection is reasonably assured. We have no post-delivery obligations nor do our product sales contain multiple elements.

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

Foreign Currency Translation. All assets and liabilities of our non-U.S. operations are translated into U.S. dollars at the period-end exchange rates and the resulting translation adjustments are included in comprehensive income. The period-end translation of the non-functional currency assets and liabilities at the period-end exchange rates result in foreign currency gains and losses, which are included in “Other Income”.

Stock-Based Compensation. From time to time our Board of Directors grants stock options to employees and non-employee directors and consultants pursuant to the 2005 Stock Incentive Plan. We adopted the guidance regarding Share Based Compensation in FAS 123R on January 1, 2006. Since the adoption of FAS 123R we recognize the compensation costs associated with options granted ratably over the vesting period of the options and based on the fair value of the options at grant date. We estimate the fair value using the Black-Scholes valuation model.

Results of Operations

Three Months Ended September 30, 2007 compared to 2006

Revenues

Revenues were $363,000 for the three months ended September 30, 2007, as compared to revenues of $425,000 for the same period in 2006, a decrease of $62,000, or 15%. The decrease was due to a decrease of $122,000 in clinical reimbursements partially offset by an increase of $60,000 in international sales. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the suspension of enrollment of patients in our DT trial. International sales increased due to our focused marketing efforts as part of our process to reestablish our European marketing efforts.

Research and Development

Research and development expenses were $1,765,000 for the three months ended September 30, 2007 versus $2,214,000 for the three months ended September 30, 2006, a decrease of $449,000 or 20%. Significant components of the change are as follows (in thousands):

	Three Months Ended September 30, 2007 (Unaudited)	Three Months Ended September 30, 2006 (Unaudited)	$ Change	% Change
Production	$517	$751	$(234)	(31)%
Engineering and development	266	263	3	1%
Quality, clinical and regulatory	380	558	(178)	(32)%
Sales and marketing	602	642	(40)	(6)%

Total	$1,765	$2,214	$(449)	(20)%

•	Production expenses decreased by 31%, resulting from both the decrease in sales and a reduction in 2007 of expenses incurred in 2006 associated with exchanging product due to a design modification.

•	Engineering and development expenses remained fairly constant as the number of employees was consistent in the current quarter as compared to the same period in 2006.

•

Quality, clinical, and regulatory expenses consist of the expenses associated with maintaining our quality systems, the costs of our clinical trials, and the costs associated with dealing with the FDA, as well as other regulatory agencies around the world. The decrease of 32% in expenses was primarily due to a reduction in recruiting and staffing expenses in 2007 as compared to 2006.

•

Sales and marketing expenses decreased in 2007 primarily due to decreases in compensation expenses, offset partially by increased international marketing costs related to focused marketing efforts in the international market.

General and Administrative

General and administrative expenses were $824,000 for the three months ended September 30, 2007, compared to $619,000 for the three months ended September 30, 2006, an increase of $205,000, or 33%. The increase was primarily due to the increase in stock-based compensation expense relating to the option grants made during the third quarter of 2007, as well as other compensation expense.

Net Loss

Net loss was $2.16 million for the three months ended September 30, 2007, compared to $2.28 million for the three months ended September 30, 2006, a decrease of $0.12 million or 5%. Net loss per share decreased to $0.05 for the three months ended September 30, 2007, from $0.06 for the same period of 2006, primarily due to the slight decrease in the net loss and the increase in the weighted average number of shares. The increase in the weighted average number of shares outstanding is attributable to the exercise of warrants for 1,176,239 shares of common stock in August 2006, exercise of warrants for 132,311 shares of common stock in March 2007, the exercise of options for 31,474 shares of common stock in March 2007, and the exercise of options for 29,645 shares of common stock in August 2007.

Nine Months Ended September 30, 2007 compared to 2006

Revenues

Revenues were $1.5 million for the nine months ended September 30, 2007, as compared to revenues of $2.4 million for the same period in 2006, a decrease of $0.9 million, or 38%. The decrease was due to a decrease in clinical reimbursements and in international sales revenue. Clinical reimbursements declined because of a reduction in the number of sites participating in our clinical trials and the suspension of our DT trial. International sales decreased due to a reduced international marketing effort in early 2007. In late 2007, as reflected in the three month revenue comparison, the international revenues increased, as our marketing efforts resumed.

Research and Development

Research and development expenses were $5,792,000 for the nine months ended September 30, 2007 compared to $6,213,000 for the nine months ended September 30, 2006. Significant components are as follows (in thousands):

	Nine Months Ended September 30, 2007 (Unaudited)	Nine Months Ended September 30, 2006 (Unaudited)	$ Change	% Change
Production	$1,404	$1,813	$(409)	(23)%
Engineering and development	949	898	51	6%
Quality, clinical and regulatory	1,320	1,437	(117)	(8)%
Sales and marketing	2,118	2,065	53	3%

Total	$5,791	$6,213	$(422)	(7)%

•	Production expenses declined in 2007 in connection with lower overall revenues.

•	Engineering and development expenses increased slightly in 2007 due to increases in travel expenses, subcontracted services, and depreciation expense associated with equipment purchased.

•

Quality, clinical, and regulatory expenses decreased in 2007 primarily due to a decrease in expenses for subcontractors and professional fees for our clinical trials and a decrease in expenses for the regulatory department for the first nine months of 2007 as compared to the corresponding period in 2006.

•

Sales and marketing expenses increased in 2007 primarily due to increased marketing efforts in the international market, including compensation, travel and marketing efforts in Russia, China and other countries.

General and Administrative

General and administrative expenses were $2.26 million for the nine months ended September 30, 2007, compared to $1.83 million for the nine months ended September 30, 2006, an increase of $0.43 million or 23%. The increase was primarily due to an increase in compensation expense and stock-based compensation expense associated with option grants made in the third quarter of 2007.

Net Loss

Net loss was $6.27 million for the nine months ended September 30, 2007, compared to $5.54 million for the nine months ended September 30, 2006, an increase of $0.73 million or 13%. The increase in the net loss is due to the reduced revenue experienced as a result of fewer patients enrolled in clinical trials and the temporary reduction of European marketing efforts. Net loss per share decreased to $0.16 for the nine months ended September 30, 2007, from $0.17 for the same period of 2006 due to the increase in the weighted average number of shares. The increase in the weighted average number of shares outstanding is attributable to the exercise of warrants for 1,176,239 shares of common stock in August 2006, exercise of warrants for 132,311 shares of common stock in March 2007, the cashless exercise of options for 31,474 shares of common stock in March 2007, and the cashless exercise of options for 29,645 shares of common stock in August 2007.

Liquidity and Capital Resources

As of September 30, 2007, cash and cash equivalents were $4.0 million. From our inception through September 30, 2007, we used approximately $74 million in cash for our operations. We have funded our cash requirements through the private issuance of equity and debt securities and through credit facilities.

For the nine months ended September 30, 2007, we used approximately $5.2 million in cash for operations principally as a result of a net loss of $6.27 million less non-cash expenses related to stock-based compensation of $758,000 attributable to options grants, $56,000 attributable to the exercise of options and depreciation of $168,000.

We used about $261,000 of cash in investing activities for the purchase of property and equipment. We do not expect to invest further in our infrastructure unless the funding required for future operations is in place.

Financing activities for the nine months ended September 30, 2007, included proceeds of $341,000 from borrowings to purchase capital equipment and financing our annual insurance premiums. Financing uses of cash included repayment of notes payable of $683,000 for the nine months ended September 30, 2007.

We currently occupy approximately 17,414 square feet of space under a lease which will expire on June 30, 2010. This space supports our current and near-term operational activities.

We expect our cash requirements to increase during the next 12 months as we expect a short-term reduction in revenues. The recent product refinements require regulatory approval prior to marketing the modified product. We expect the timing of the approval to allow us to begin marketing the product early in 2008. The cash requirements associated with U.S. clinical trial efforts, technical and clinical support staff, administrative support activities, and international marketing efforts are expected to remain fairly constant over the next 12 months. The amount and timing of cash requirements will depend on market acceptance of our products, if any, and the resources we devote to developing and supporting our products.

Historically, the company has not generated cash in amounts adequate to meet its operating needs, but has instead relied upon third-party funding. We are seeking additional funds and need to obtain those funds within the next 3-6 months. We are pursuing a capital raise from public and private stock offerings, borrowings under credit lines or other sources to finance our future cash needs. We cannot be certain that additional capital will be available on favorable terms, or at all. If adequate funds are unavailable, we may be required to scale back or discontinue our product development program or the marketing of our newest product modification. We may also obtain funds through strategic alliances that may require us to relinquish rights to certain of our technologies. If we are unable to arrange additional financing there is substantial doubt about our ability to maintain our operations as a going concern. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Risk Factors” in our 2006 Form 10-KSB.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the Acting Chief Financial Officer do not expect that internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and the Acting Chief Financial Officer have concluded that, as of September 30, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROMED CARDIOVASCULAR, INC.

By:	/s/ Robert J. Benkowski
Name:	Robert J. Benkowski
Title:	Chief Executive Officer

By:	/s/ Deanne Yartz
Name:	Deanne Yartz
Title:	Acting Chief Financial Officer

Date: November 14, 2007